Form 10-K
period 2011-03-31
Jintai Mining Group, Inc.
filed 2011-12-09
CIK 1498352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2011
[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number 000-52350

JINTAI MINING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2987974 (I.R.S. employer identification number)

No. 48 Qiaodong Road, Sien Town,

Huanjiang County Hechi City,

Guangxi Province, China 547100

(Address of principal executive offices and zip code)

+(86 778) 220- 5911

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes []                                No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Yes [  ]                                No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [  ]             No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [  ]                                No [x]

Number of shares of common stock outstanding as of March 31, 2011 are 32,000,000.

(1)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

(2)

JINTAI MINING GROUP, INC.

PART I:

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	33
Item 4.	(Removed and Reserved)	33

PART II:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements, Supplementary Data, Financial Statement Schedules	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance	68
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	88
Item 13.	Certain Relationships and Related Transactions, and Director Independence	89
Item 14.	Principal Accounting Fees and Services	89

PART IV:

Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES:

(3)

PART I

ITEM 1. BUSINESS

Our Company

Jintai Mining Group, Inc. (the “Company”, “we”, “us”) was incorporated in the State of Delaware. The United States of America on June 14, 2010. We are an emerging vertically integrated mining company operating in the Guangxi Province of the People’s Republic of China (“PRC”).  We are engaged in exploration, mining, separating, smelting and other processing operations of primarily zinc and lead. Through our wholly-owned subsidiary, Jintai Mining Co., Limited (“Jintai HK”), a Hong Kong limited liability company, we own another subsidiary, Guangzhou Xiangguang Corporate Management Co. Ltd (“Xiangguang”), which controls Huanjiang Jintai Mining Company Limited (“Huanjiang Jintai”) through a series of VIE contractual arrangements. Huanjiang Jintai owns and operates an ore mine in an area measuring approximately 2.83 square kilometers (“the Ore Mine”) and owns the exploration rights to an additional 21.58 square kilometers (the “Exploration Right Properties”) of very limited production or non-producing properties.  Huanjiang Jintai sells the refined zinc and lead based products such as zinc concentrate, lead concentrate, zinc calcine, zinc dust and sand, sulfuric acid and other variations of zinc and lead. It also sells by-products such as “tailings” that are produced after the concentration process of zinc-lead ores.

Our Industry

Based on a report issued by ResearchInChina issued in 2009, the proven zinc resources and reserves worldwide are approximately 1.9 billion tons, most of which is found in Australia, China, Peru, the United States and Kazakhstan. Together, the collective reserves of these five countries account for 70.9% of the global reserves.

Due to its vast zinc and lead resources, a significant number of zinc and lead mines and processing plants have developed in China.  While zinc-lead resources may be found throughout the country, a majority of these resources are concentrated within the western and middle areas of China.  In 2008, it was reported by ResearchInChina that there were 27 provinces and areas within China wherein zinc-lead ores were explored.  However, only 6 of the 27 provinces contained zinc and lead reserves of more than 8 million tons:  (i) Yunnan Province- 26.6 million tons; (ii) Inner Mongolia - 16.1 million tons; (iii) Gansu Province - 11.2 million tons (iv) Guangdong Province- 10.8 million tons; (v) Hunan Province - 8.9 million tons; and (vi) Guangxi Province - 8.8 million tons.  Based on these figures, the 6 provinces accounted for 82.4 million tons of zinc and lead reserves, or 64% of China’s total reserves of 129.6 million tons.

Further, a study of the locations of zinc-lead mines within China show that there are five main locations for mining, dressing and smelting and production bases within the country, namely, (i) Northeast; (ii) Hunan; (iii) Guangdong and Guangxi; (iv) Yunnan and Sichuan; and (v) Northwest.   In total, the mines and production plants located in these areas have collectively produced more than 95% of the nation’s total zinc production and 85% of its total lead production in 2008.

The production of zinc ore and refined zinc within China accounts for one-third of the world’s total production.  In 2007, China produced approximately 3,748,600 tons of refined zinc and 2,604,000 tons of zinc ore.

While the 2008 global financial crisis had the effect of reducing the overall demand for zinc and its by-products worldwide, China still increased its overall production to 3,910,000 tons of refined zinc and 3,126,600 tons of zinc ore during the year 2008.  Such level of production continues to be consistent from year-to-year and it is estimated that between January and October of 2009, China produced approximately 3,520,000 tons of refined zinc.  However, due to the declining price in zinc internationally, the production of zinc ore decreased to 2,440,000 tons between January and October 2009.

China has also become the leading producer of refined lead and lead ore.  In 2007, China produced approximately 2,717,500 tons of refined lead and 917,600 tons of lead ore.  Between 2006 and 2008, the refined lead production in China continued to grow.  However, production of lead ore was far behind the production of refined lead and there was a relatively large gap between the production of refined lead and lead ore during such years.

During the 2008 global financial crisis, China increased its production of both refined lead and lead ore.  Between the months of January and October of 2009, China produced approximately 3,160,000 tons of refined lead and 1,260,000 tons of lead ore.

According to statistics, China’s zinc consumption in 2008 was roughly 3.7 million tons.  Of this amount, consumption by the zinc plating industry accounted for approximately 47%, while die casting alloy is accountable for approximately 22%, brass-15% and oxide-14%.

China’s consumption of lead is driven mostly by the lead acid storage battery, lead oxide, and lead alloy industries.  China’s lead production growth is mostly attributable to the lead acid storage battery industry, as it consumes roughly 75% of the lead produced throughout China.  Lead oxide, on the other hand, accounts for 13%, while lead alloy accounts for 6%.

Competitive Strength

We believe that the following strengths give us a competitive edge over our competitors:

o	Unique Exploration Environment - Guangxi is located in the south western part of China. Hechi is located in the north part of Guangxi. Guangxi is rich in zinc and lead reserves, ranked as the fifth largest zinc reserve in China and the sixth in the category of lead reserve in China. Hechi City of Guangxi Province is well regarded for its non-ferrous metal resources 1

o	High Grade Ore Reserve - Based on a report provided by JT Boyd coupled with the opinion of our management based on their previous experience in the mining industry, we believe that we own one of the highest quality zinc-lead mines in the region which contains high purity zinc-lead ore and good extracting conditions.

o	Low Cost Producer - We believe that our low cost position is a result of many strategic initiatives including our access to abundant and low-cost labor resources, our sharing best practices across all exploitation and production facilities, and our cost control measures. We are one of the companies in the Guangxi Province that owns and operates ore mines, concentrators and smelters. Based on our management’s opinion, the implementation of this vertically integrated business model results in lower production costs compared to other mining companies in the region.

o	Goverment Support - Based on Management’s assessment, we believe that our relationship with local government and the provincial government is strong and mutually beneficial. Such belief is based on several factors, including:

(1)	State Recognition: On April 13, 2007, the Economic Commission Guangxi Zhuang Autonomous Region issued to us a “Certificate of fulfilling as a State Encouraging Enterprise”, which grants us formal recognition as a State Encouraging Enterprise.

(2)	Taxation Incentives: From January 1, 2004 to December 31, 2006, the Company was exempt from corporate income taxes; from January 1, 2007 to December 31, 2010, the Company enjoyed a preferential corporate income tax rate of 15%. The preferential tax treatment from 2004 to 2010 resulted in tax savings of an aggregate of $5,956,061. In addition, the tax holiday ended on December 31, 2010; accordingly, from January 1, 2011, all income tax rates are at the level of 25%.

(3)	Local Government Rewards and Honors: Huanjiang Jintai has received several local business awards from the government including being recognized as an “Excellent Resident Enterprise” and “Top 10 Enterprises in Huanjiang County”. We were the largest taxpayer in the Hechi region from year 2007 to 2009 and obtained an “A” credit rating in tax payment from the State Taxation Bureau and the Local Taxation Bureau of Hechi city in January 2009. In addition, Mr. Kuizhong Cai, our Chairman and President, was honored by the local labor union in Hechi as one of the “MostRespected CEOs by Employees of Year 2007”.

(4)	Comprehensive Utilization of Resources: We were granted preferential tax treatment when we received a “Certificate of Comprehensive Resources Utilization Recognition” from the Guangxi government in November 2010. Such certificate was awarded because the sulfuric acid products produced by our Duchuan smelter met national standards of industrial policies. This certificate gives us the authority to apply for a 50% Value Added Tax credit for sulfuric acid products paid to the State Taxation Bureau of Huanjiang County in year 2011.

(5)	Environmental Protection Fund Subsidies: We obtained a RMB 50,000 (or approximately $7,580) subsidy from the Environment Protection Bureau of Hechi City for the installment of online gas supervision equipment in the Duchuan smelter in year 2011.

Due to this good relationship, the local government gives us strong incentives to continue with our mining operations. We are not aware of any current problem and are not aware of any reason why this strong relationship would not continue over the foreseeable future.

(4)

Business Strategy

We will seek to implement numerous strategies to expand the size of our Company and continue efficient operating advantages.  Our strategies include:

Expanding the Existing Ore Mine - Our strategy is aimed at efficiently increasing production of our existing mine through the upgrading and improvement of up to four (4) transportation channels or tunnels into the Ore Mine.  At present, the Ore Mine has widely scattered working sites or portals and therefore it has not reached maximum production capacity.

Survey and develop additional mines in our Exploration Rights Properties - We have mapped out a systematic approach to acquire sufficient geological and assay data to have a reasonable estimate of resources in our Exploration Rights Properties, particularly, the Shangchao-Gangshan lead ore deposit, Shangchao lead ore deposit, and Dongjiang zinc ore deposit.

Increase vertical integration of our value chain to include zinc-oxide and facility expansion – Our current annual output capacity of 25,000 metric tons of refined zinc products can be doubled to 50,000 metric tons by upgrading and expanding the Jintai Duchuan Smelter facility to include zinc-oxide production lines.  It is anticipated that the increased output will be used to produce zinc-oxide, which has greater margins than zinc calcine. Lastly, we intend to further improve our margins by adding a new concentrator to increase ore output to an annual capacity of 450,000 tons of run-of-mine ore, which is raw ore extracted from the ore body.

Acquisition Opportunities - We also intend to customarily review other potential development and production oriented acquisitions in the similar geographic concentration as our existing properties.  By leveraging our expertise and knowledge of certain markets, increased facility expansion plans, and improved capital structure, we intend to grow our market share in the Chinese market.  To a lesser extent, we may seek other properties outside the zinc-lead campaign.  At this time, we have no agreements to acquire any entities or properties.

Refined Zinc and Lead Based Products Usage

As a non-renewable resource, refined zinc and lead based products and by-products have a wider range of applications. They are mainly used in the steel, automobile, building, shipping, lighting and chemical industries.  Refined zinc is the main feedstock for zinc oxide, which is a critical raw material for rubber, paints, ceramics, coating, petroleum, medicine and electronic industries.

(5)

Our Mining and Processing Operations

Ore Mine Operations

On December 12, 2009, we were granted a renewable mining license over the Ore Mine, known as the Shangchao Zinc/Lead Ore Mine.  The current mining license is valid until December 2018.  Our mining license is subject to periodic renewal.  An application for renewal needs to be submitted at least 30 days before the expiration date and the extension will be approved if the applicant satisfies all applicable requirements and pays the appropriate resource fee.  Ten, twenty and thirty years are the maximum periods of time for mining licenses for small, medium and large deposits of ore mines, respectively.  We have a nine year mining license as our Ore Mine is regarded to have a medium-scale deposit of ore.  The mining license we currently hold authorizes us to produce up to 30,000 tons of zinc lead ores per year, but we currently have an annual output of 400,000 tons per year.  For information regarding the risks of our excess output, please refer to the risk factor entitled “ The actual output at our Ore Mine exceeds the annual capacity allowed by the relevant PRC government authorities and we may face fines or e ven possible revocation of mining licenses, which could have a material adverse affect on our business. ”. For more information regarding risks associated with the maintenance and renewal of our mining license, please refer to the risk factor entitled “ We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC ”.

Mining Operations

Mining Method Description

  The country rock strata in the Shangchao Mine are composed principally of granite, which is strong, stable and competent thereby providing favorable geotechnical conditions. Structures controlling the orebodies are determined to be moderately wide and relatively steeply dipping. The main ore body has an average width of about 17 meters. The grades are fairly constant throughout the ore bodies and there exists reasonably distinct contact between the ore bodies and hanging-wall/footwall. The dip of the deposit averages 65 degrees. Based on the preceding attributes of the ore bodies, Shangchao Mine has chosen to employ two  mining methods contemporaneously,  Shrinkage Stoping (primary) and Sublevel Open Stoping (secondary) and/or a variation of the two methods in some places.

Shrinkage Stoping:  Mining method in which broken ore is temporarily retained in the stope to provide a working platform and/or to offer temporary support to the stope walls during active mining. Since the ore swells when broken, the muck pile in the stope is shrunk a corresponding amount (about a third) by drawing some of the broken ore out as the stope is advanced upwards/up-dip. Eventually, when the entire vein has been blasted, filling the stope with broken ore, the ore is extracted by a process similar to block caving from chutes beneath the undercut.

Sublevel Stoping: This mining method entails providing access to the ore body at various sub-levels between the main haulage levels in order to drill and blast the intervening ore. Stope drilling is carried out from drilling drifts on the sublevels and the ore is blasted in slices towards an open face, which generally is vertical on the up holes. The blasted ore falls to the bottom of the stope and is collected through draw-points.

Development

The development work necessary to prepare sublevel stoping in comparison to shrinkage stoping is generally more extensive and the development primarily entails drifting to prepare sublevels. On the whole, shrinkage stoping is widely used at Shangchao Mine.

Development at Shangchao is performed efficiently in an environment of multiple stopes on two levels. Currently developed mining levels are 280 meters, 265 meters, 245 meters and 225 meters. The dimension of the main drive is 2.2 x 2.2 meters; production drift (crosscut) 2.0 x 2.2 meters; and rib raise 2.0 meters x 2.0 meters. Where sub-level stoping is employed, sub-level height of 5 to 7 meters is used and the draw-points are at 5-meter intervals (center to center).

·	Crown pillar: 3 meters
·	Rib Pillar: 6 meters
·	Sill Pillar: 5 meters
·	Stope length: 50 – 60 meters

(6)

Crosscuts are driven off the haulage (main) drift as soon as practicable into rib pillars to  access to neighboring ore bodies and stope raises. The haulage drift is continued, driving to the first draw-point with the drift. This draw point is driven on the edge of the rib pillar and completely through the ore in order to connect the chute of the stope to facilitate the raise mucking and also serves as a starting point for the stope sill. The remaining draw-points are driven as they are reached by the haulage drift.

Upon completion of the haulage drift and draw-points, the stope sill is begun from the No.1 draw-point; the silling operation commences at a drift elevation height of 2 meters and is performed by the same crew as the crew that developed the drift. The initial sill width is limited to the ore contacts of the ore width. The sill breaks into each boxhole as it is reached. When the sill is complete, the stoping operation begins with undercutting followed by slotting.

Where sublevel stoping is employed, boxholes are developed within the rib pillar at designated sublevel heights for further development of the sublevel.

Short/Longhole drilling and Blasting

A domestically manufactured pneumatic drill is used to drill the ore section above the undercut/sublevel in a fan spread or parallel pattern vertically upwards or tilted (tilting angle between 25o and 30o). For shrinkage stoping, blastholes are spaced 0.8 meter to 1 meter apart, with blasthole length ranging between 1.5 meters to 2.5 meters; 400 mm tamping is employed.

The production cycle is summarized as follows: Drill and Blast → Ventilation → Ore Drawing → Scaling/Roof Inspection.

Drilling is performed independently of other activities; often well ahead of explosive loading. Drilling, explosives loading, and blasting are timed in accordance with the mine’s production schedules. Blasting of the ore body on each sublevel starts at the hanging wall, with mining retreating toward the footwall. Boyd’s site visit observations indicate that drilling and blasting are handled by competent drilling/blasting crews.

Currently, there are 20 production stopes distributed over multiple levels within the nine mining portals yielding roughly 2,000 tones of ore per day.  The No. II ore body is being extracted currently.

Ore handling

Ore handling involves discharging broken ore from ore chutes into 0.7 m 3 mine cars, for transportation on haulage levels and subsequent hoisting to the surface through an incline shaft. Two mine cars are hoisted to the surface at each time.

Underground conditions at Shangchao are ideal for the type of mining operations conducted. Ore chute locations are designed with distances matching haulage equipment in use (rail haulage). Roof scaling and broken ore leveling in stopes, like other procedures in Shangchao Mine, are efficient. The haulage equipment is maintained in continuous operation. When a stope is depleted, the broken ore is extracted and where necessary, backfilled with waste rock from drift development. Ore recovery (mining recovery) approximates 90%. The mining recovery varies according to local in-mine conditions and deposit configuration.

The production cycle for our ore mining activities is summarized as follows: Drill and Blast — + Ventilation — + Ore Drawing Scaling/Roof Inspection.

Ore Processing

Our ore processing activities are considered to be the second stage in our mining operation.

Ore processing entails the physical extraction of ore from our mine, which is then converted into nonferrous metals concentrates, known as zinc and lead concentrates and then processed into our final product.  In order to produce the zinc and lead concentrates, we segregate the usable components of ores from waste rock through physical (such as magnetic separation) or chemical methods, or a combination of the two.

After segregation, usable metal ores are transported to one of our three principal processing facilities, known as (a) the Yagang concentrator; (b) the Xingda concentrator; and (c) the Duchuan smelter facility, for the production of our finished products.  At these processing facilities, we produce the following main products:  zinc calcine, zinc dust and sand, electrically collected zinc dust, sulfuric acid, zinc oxide, zinc and lead concentrate and pyrite.

The below flow chart shows how we produce refined zinc and related products in our smelter:

(7)

Proposed Exploration Plan

We have developed an exploration program for our Ore Mine and Exploration Right Properties. The aims of the program are as follows:

·	Compile and evaluate existing data
·	Review understanding of the ore enrichment processes in the mining area
·	Utilizing surface geophysical prospecting, geological surveying and trenching, identify better mineralized prospects
·	Better define the known ore bodies and ore (mineralized) points through a combination of drilling and tunneling, aimed at identifying the spatial distribution, occurrence, thickness, shape and size and ore quality and other characteristics of the ore bodies at various depths
·	Assess and estimate mineral resources/reserves
·	Assess mining conditions and hydro-geological conditions in ore deposits
·	Provide a geological basis for mine construction, development and utilization

The exploration program encompasses an area of 25.90 km². The planned work load includes:

·	Controlled audio magnetotelluric measurements extending over 7.4 km
·	Induced polarization (IP) profiling measurements extending over 13 km
·	13 electrical sounding points
·	1:2000 topographic surveying encompassing 1.8 km²
·	Density measurements over 21.58 km²
·	Hydrogeological measurements over 21.58km²
·	IP investigations extending over 1000 meters
·	Trenching engineering projected at 1,500 meters³
·	Exploration drilling projected at 13, 820 meters

Exploration drilling will be conducted from underground workings where active mining has occurred and from the surface in areas where no underground mining has occurred. The exploration program will be undertaken by the Geological Exploration General Institute of Guangxi Zhuang Autonomous Region (the “Institute”). The Institute is highly qualified to undertake the proposed program, having conducted prior studies in the immediate area and in the Ore Mine.

The exploration program schedule, which is scheduled from September 2010 to June 2013 is summarized as follows:

·	Design preparation - The preliminary design draft was completed on September 25, 2010. The initial review and modification of the preliminary design draft was conducted from September 26 - October 16, 2010. The second review and modification of the design draft has been completed; and it was submitted for examination on October 17 - 31, 2010.
·	Field exploration – Field exploration is planned in two phases to be completed in December 2012. In the first phase (November 2010 to December 2011), the majority of the prospecting and geophysical exploration work is projected. The second phase of work (January 2012 to December 2012) focuses on tunneling design, targeted exploration drilling and hydrological and mining conditions evaluations.
·	Report preparation – Report preparation is planned for January to June 2013, which will compile the exploration results and provide an overall evaluation of the various areas in the program.

(8)

Major Works and Cost Budget
	Work		Budget
			Unit Price	Total Price
Item	Unit	Total	(USD)	(USD)
I. Survey of Topography
1/2,000	km 2	1.82	2,730	4,977

II. Geological Survey
1/10,000 Geological Survey	km 2	21.58	379	8,182
1/10,000 Hydrological Survey	km 2	21.58	222	4,785

Sectional Survey	Km	6.25	151	945
III. Geophysical Survey
1. 1/10,000 electromagnetical Survey	km	7.4	2,363	17,486
2. Induced Polarization	km	13	896	11,652
3. Induced Polarization for Depth	Point	13	212	2,762
4. Geophysical Survey of Hole	m	1,400	4	5,006
IV. Drilling
Core Drilling	m	13,820	240	3,318,211
	m	1,000	41	41,454
V. Tunnelling	m	5,000	310	1,550,662
VI. Trenching	m 3	1,500	12	17,500
VII. Laboratory Tests
(I) Ore Analysis
General Analysis		600	13	7,975
Sample Preparation		600	3	1,772
(II) Ore Appraisal and Testing
Sample Preparation		10	5	44
Testing		10	9	89
(III) Smelting Test		1	14,768	14,768

VIII. Exploration Design		1	5,907	5,907

IX. Exploration Report		1	11,815	11,815

Total Budget				5,025,977

Our Products

Our main products include zinc calcine, zinc dust and sand and sulfuric acid.  Currently, we also produce and sell electrically collected zinc dust, lead concentrate, zinc concentrate and pyrite but none of these products accounted for more than 5% of our revenue in fiscal years 2010 or 2009.  Despite the fact that zinc and lead are recovered in the Ore Mine and we refer to ourselves as a zinc and lead mining company, lead-based products account for an insubstantial portion of our revenue.  In addition, we also sell a by-product known as “tailings’ that is produced after the separating process of zinc-lead ores is completed.

Our zinc calcine and zinc dust and sand are important components in the manufacturing of a wide variety of industrial products, including zinc oxide and steel.

Zinc Calcine

Zinc calcine is a micro-granular solid industrial mineral that contains zinc oxide, zinc sulfate and zinc sulfide.  It is used as the raw material for the zinc oxide electrolysis process.  Zinc calcine is classified by the approximate percentage of zinc oxide it contains and the levels of trace impurities.  Zinc calcine with a greater percentage of zinc oxide is deemed to be of a greater quality.  Purity and quality control are important.

We have the ability to produce zinc calcine with especially low impurity content as a result of our precisely controlled production processes.  The intended markets for the zinc calcine we produce are: (i) the steel industry; (ii) the automobile tire and rubber industry; and (iii) the ceramics industry.

At present, our zinc calcine products are sold to a number of zinc smelting companies, including Zhuzhou Smelting Group Co. Ltd., Nandan County Southern Non-ferrous Metal Smelting Co. Ltd. and Liuzhou Hongsheng Chemical Co. Ltd. and constituted an average of 44% of our total revenue for the last three years.

Zinc Dust and Sand

Zinc dust and zinc sand are widely used as the primary raw material for zinc ingots, zinc oxide and other products used in the rubber, paints, ceramics, coating, petroleum, medicine and electronic industry.

Our high-grade   zinc dust and zinc sand can be combined with other additives of other industrial minerals and rare earths to create zinc by-products with specific metallurgical characteristics.

Sulfuric Acid

A byproduct in the smelting process is sulfur dioxide, which we further process into sulfuric acid. Sulfuric acid is a colorless, odorless, oily and strong mineral acid with a high boiling point which is volatile and soluble in water.  Sulfuric acid is one of the most utilized products in the chemical industry.  Its principal uses include lead-acid batteries for cars and other vehicles, ore processing, fertilizer manufacturing, oil refining, wastewater processing, and chemical synthesis.

Tailings

Upon completion of the separating, we obtain not only the above products but also tailings. Tailings are residual gangue product resulting from our concentrating activities and not slag from our smelting operations.

(9)

Corporate Structure

We are a vertically integrated mining company operating in the Guangxi Province of the PRC. We were incorporated in the State of Delaware on June 14, 2010 under the name Jintai Mining Group, Inc.  We are focused on exploration, mining, separating, smelting and other processing operations of primarily zinc and lead. Through our wholly-owned subsidiary, Jintai HK, we own Xiangguang, which controls Huanjiang Jintai through a series of variable interest entity (VIE) contractual arrangements. The VIE contracts grant us, through Xiangguang, the right to manage and control Huanjiang Jintai and further entitle us to receive the revenue and control the assets of Huanjiang Jintai.  Other than these interests in these contractual arrangements, we, Jintai HK and Xiangguang have no equity interests in Huanjiang Jintai.

Huanjiang Jintai owns and operates our Ore Mine and owns the Exploration Right Properties and sells the refined zinc and lead based products such as zinc concentrate, lead concentrate, zinc calcine, zinc dust and sand, sulfuric acid and other variations of zinc and lead. We also sell by-products such as “tailings” that are produced after the concentration process of zinc-lead ores.

Under the structure above, we believe that we do not need to obtain approval from Ministry of Commerce (“MOFCOM”) or the China Securities Regulatory Commission (the “CSRC”) prior to publicly listing our securities, even if our operations and assets are concentrated in Huanjiang Jintai, a PRC company.

Employees

As of March 31, 2011, we have 621 full time employees. We also employ approximately 787 part-time employees working on a seasonal basis. We provide annual physical check-ups and standard health insurance to all of our full time employees.  We believe that our relationship with our employees is good.

The following table shows the breakdown of the number of full-time and part-time employees by department:

Department	Full-time Staff	Part-time Staff	Total Staff
Office	6	-	6
Accounting	8	-	8
Human Resources	4	-	4
Sales	10	-	10
Procurement	7	-	7
Administration	5	-	5
Shangchao Zinc/Lead Ore	326	540	866
Mining Operation and Management
Yagang Concentrator	75	61	136
Xingda Concentrator	45	56	101
Duchuan Smelter	135	130	265
Total	621	787	1408

(10)

ITEM 1A. RISK FACTORS

Risks Relating to our Business Operations

We are subject to numerous risks and hazards associated with the mining industry.

Our mining operations are subject to a number of risks and hazards including:

·	industrial accidents;
·	unusual or unexpected geologic formations ;
·	explosive rock failures; and
·	flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in a variety of issues that could affect our operations, such as damage to or destruction of mineral properties or production facilities, environmental damage, delays in our mining operations, personal injury or death, monetary losses and possible legal liability.  No assurance can be given that we will be able to avoid any or all of the hazards discussed above and any such occurrence may substantially affect our business and financial operations.

Our mining operations currently have material safety concerns which may result in accidents and in turn negatively affect our revenue.

We have identified certain safety concerns in our Ore Mine, including overly large unsupported openings along the main tunnels on some levels, enlarged opening size at a number of the draw points, poorly conditioned wooden supports along some of the main arteries that are in poor condition, historic mined-out stopes that may trigger massive roof failure, inadequate natural ventilation and high likelihood of flooding in the tunnels.  Accidents and employee’s injury arising from the safety issues described above may cause suspension or discontinuance of our mining operation and thus negatively affect our revenue.

Mining operations are highly susceptible to hazardous weather conditions and seasonal weather conditions.

Certain weather conditions may affect underground mining operations.   The Ore Mine is located in a region with a typical subtropical climate characterized mainly by high precipitation and high evaporation and humid conditions.  The rainy season occurs from May to August of each year and based on past occurrences, some of the portals to our Ore Mine become inaccessible or unusable during such rainy season due to flooding caused by insufficient drainage and pumping facilities necessary to release the excess water that has accumulated into our portals. During the last rainy season, which was a particularly rainy season marked by much flooding in China, the mines had only five of the nine portals that were accessible.  As such, our mining operation may be interrupted due to inclement or hazardous weather conditions experienced during such rainy season.

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business.

During the course of mining activities, we use dangerous materials and there is no assurance that accidents will not occur. Should we be held liable for any such accident, we may be subject to penalties, and possible criminal proceedings may be brought against us by our employees, which could have a material adverse effect on our business.

Mineral exploration and development and mining activities are subject to extensive environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Mineral exploration and development, as well as our current mining activities and our future mineral mining operations are, and may continue to be, subject to stringent state, provincial and local laws and regulations relating to environmental quality,   production, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine safety, toxic substances and other matters. Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral production. Compliance with these laws and regulations will impose substantial costs on us and may subject us to significant potential liabilities.  Further, any changes to these regulations may increase our operating costs and may adversely affect our results of operations.

(11)

We may suffer losses resulting from unexpected accidents.

Like other mining companies, our operations may suffer from structural issues such as unusual or unexpected geologic formations or explosive rock failures that may result in accidents that cause property damage and possible personal injuries.   We can give no assurance that industry-related accidents will not occur in the future.  We do not maintain flood or other property insurance covering our properties, equipment or inventories.    Any losses and/or liabilities we incur due to unexpected property damage or personal injury could have a material adverse effect on our financial condition and results of operations.

Our mining exploitation activities are labor intensive and employ low levels of mechanization which may result in inefficiency and impose greater safety and health hazards concern.

We have used rudimentary mining methods and low levels of mechanization since the beginning of our mining operation.  The labor-intensive and low-mechanization mining method we use in our mining operations results in inefficient operation.  The relatively large number of mining workers exposed to dust, noise, heat and vibration caused by our mining methods may increase the possibility of accidents and health hazards.

The actual output at our Ore Mine exceeds the annual capacity allowed by the relevant PRC government authorities and we may face fines or even possible revocation of mining licenses, which could have a material adverse affect on our business.

The mining license we currently hold authorizes us to produce up to 30,000 tons of zinc lead ores per year, but we currently have an annual output of 400,000 tons per year.  However, due to this overcapacity, Huanjiang Jintai has paid an aggregate amount of $277,185 for fiscal years 2008, 2009 and 2010 as resource fees to the relevant PRC authorities for its total output, including the excessive output.  The Company accounts for the payment of the resource fees on the accrual basis. Furthermore, the PRC government currently has not issued any definitive rule or interpretation specifically relating to excessive output of zinc lead ores such as Huanjiang Jintai is involved in shall be subject to any judicial or administrative discipline such as suspension or revocation of its mining license.

Although we believe that this situation of excess output has been remedied by the payment of a fee to the authorities and the lack of a current definitive law or regulation governing this situation, we cannot assure you that the PRC government would agree, and that excess output would not be found in violation of any current or future Chinese laws or regulations. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on excess output of zinc lead ores. According to the regulations concerning the mineral resources exploration and mining, where the company fails to comply with the plan for the mineral resource exploitation, relevant government agencies may order one or more of the following: reduction of its output to authorized output levels,  payment for additional mining licenses to cover the amount in excess of the allowed total capacity, payment of fines, and possible revocation of the mining license of the company in the most serious instance. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our mining operations are inherently subject to changing conditions that can affect our profitability.

Our operations are subject to changing conditions that may increase our production costs for varying lengths of time.  We are exposed to price risks related to the sale of zinc and lead based products and by-products.  In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, amounts of overburden, variations in rock and other natural materials and variations in geological conditions can be expected to have a significant impact on our future operating results.  Prolonged disruption in our production at the Ore Mine could result in a material decrease in our revenues and profitability.

Our future success may partly depend on our ability to successfully upgrade, expand and operate the Jintai Duchuan Smelter with zinc-oxide processing facilities.

In the first fiscal quarter of 2011, we began to upgrade and expand our Jintai Duchuan Smelter with zinc-oxide processing facilities. Total processing capability will increase from 25,000 metric tons to 50,000 metric tons annually. While we believe the successful upgrading and expansion of this facility will result in increased profitability, no assurance can be given that we will be able to complete the same or that if completed, that we will be able to operate the upgraded facilities profitably.

(12)

Any acquisitions made by us may disrupt our operations or have a negative impact on our business.

As a part of our long term strategy, we plan to start mining operations on the Exploration Rights Properties and to acquire additional mining operations.  Such additional operating activities will require us to employ additional personnel, and we may have difficulty integrating such new personnel or may experience difficulty in integrating the operations of the mining companies we acquire with that of our own.  We cannot predict the effect that any intended expansion may have on our business.   Further, any acquisition may disrupt our ongoing business, divert the attention of our management and employees or may result in an increase in our operating expenses. In addition, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

·	delays and waiting periods associated with required safety inspections, as well as government licensing or permitting procedures;
·	the difficulty of incorporating acquired resources, facilities, operations or products into the existing business;
·	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
·	difficulties in maintaining uniform standards, controls, procedures and policies;
·	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel; and
·	potential unknown liabilities associated with acquired businesses and the associated operations, or the need to spend significant amounts to retool, reposition or modify the existing operations.

No assurance can be given that any of the above risks will be sufficiently addressed or that such will not have a negative effect on our business operations.

We may not be able to effectively control and manage our growth.

As part of our current business strategy, we intend to acquire other local mining operations.  As our business grows, it will be necessary for us to finance and manage expansion in an orderly fashion.  We may face challenges in identifying attractive mining sites and/or additional mining rights and/or complementary mining businesses.  Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies that may have a negative impact on our financial operations.

The working sites in our Ore Mine are scattered, which results in an inefficient exploitation.

At present our Ore Mine is accessible through nine (9) main portals/adits for a total extraction area of 2.83 square kilometers. The relatively small number of accessible portals/adits results in an inefficient exploitation and as such, we are unable to maximize our ore production.  Increased production can be attained through the rehabilitation of connecting tunnels or through the construction of additional tunnels into the Ore Mine which will grant access into the Ore Mine for our workers.  However, we do not, at present, have the necessary capital to undertake such rehabilitation and construction in the immediate future.   Our continued failure to maximize our production may result in lower revenue, which could affect the value of your investment.

We engage independent contractors for the transportation of our zinc and lead ores to our processing facilities and any dispute with such contractors could result in a disruption in our operations.

We engage local independent contractors to transport the ores mined from our Ore Mine to our processing facilities and no assurance can be given that the current good business relationship with such contractors will be maintained.  Any dispute with such contractors could result in a disruption in our business operations and consequently, may negatively affect our financial operations.

A large portion of our revenue is derived from two major customers.

Two of our major customers, Huanjiang Mao Nan Autonomous County Nanping Concentrator Co. Ltd. and Jingyi Liu accounted for 57% and 30%, respectively of our total revenue for the fiscal year ended March 31, 2010 and 29% and 21%, respectively, of our total revenue for the fiscal year ended March 31, 2009. For the nine months ended December 31, 2010, Guangxi Hechi Jinji Mining Co., Ltd. and Heyuan Jiarun Trading Co., Ltd. accounted for 16.4% and 15.6% of our total revenue, respectively. Non-renewal or/and termination of such relationship may have a material adverse effect on our revenue.  No assurance can be given that we will be able to maintain such a relationship.  Additionally, no assurance can be given that our business will not remain largely dependent on a limited number of customers accounting for a substantial part of our revenue.

(13)

Our revenue and, therefore, our profitability, may be affected by metal price volatility.

The majority of our revenue is derived from the sale of zinc and lead based products and by-products.  As a consequence, our revenue is directly related to the price of zinc and lead metal.  The fact that we do not conduct any hedging exposes us to increased price volatility.  However, prices for zinc have historically fluctuated widely due to numerous factors beyond our control, including the overall demand and supply of zinc, production costs in major producing regions, the availability and prices of competing commodities, inventory levels maintained by customers, as well as international economic and political conditions.  Changes in the prices of zinc and lead may adversely affect our operating results.  It is difficult to predict whether zinc prices will rise or fall in the future and a decline in prices could have an adverse impact on our future results of operations and financial condition.

We may not be able to successfully compete for mineral rights with companies having greater financial resources than we have.

All mines have limited resources and as such, we intend to acquire additional mining operations, as part of our long term strategy.  As there is a limited supply of desirable mineral deposits in the PRC, in particular, in the Guangxi Province, we face strong competition for promising acquisition targets from other mining companies, some of which have greater financial resources than us.  We may be unable to compete with such other mining companies in making acquisition that we deem to be complementary to our business, or to acquire such on terms that are acceptable to us.

Our ability to operate effectively could be impaired if we lose key personnel or if we fail to attract qualified personnel.

We manage our business through a number of key personnel, including Mr. Kuizhong Cai, our President, Mr. Yuan Lin, our Chief Executive Officer and Mr. Danny T.N. Ho, our Chief Operating Officer.   The loss of any of these key officers could have a material adverse effect on our operations.  In addition, as business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.  No assurance can be given that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future.  Accordingly, if we are not able to retain these officers and/or personnel, or effectively fill vacancies created by departing key persons, our business may be impaired.  The lack of key man insurance on any of these important personnel will also have an adverse effect on our financial conditions in case of the death of any of these important key personnel.

Material weaknesses in our internal controls and financial reporting, and our lack of a CFO with sufficient U.S. GAAP experience may limit our ability to prevent or detect financial misstatements or omissions.  As a result, our financial reports may not be in compliance with U.S. GAAP and the Accounting Standards Codification.  Any material weakness, misstatement or omission in our financial statements will negatively affect the market, and price of our stock which could result in significant loss to our investors.

None of the members of our current management team, other than Mr. Danny T.N. Ho, have experience managing and operating a public company and they rely in many instances on the professional experience and advice of third parties. While we are obligated to hire a qualified chief financial officer to enable us to meet our ongoing reporting obligations as a U.S. public company, we do not have a CFO with any significant U.S. GAAP experience for now. Although we are actively seeking a new CFO, qualified individuals are often difficult to find, or the individual may not have all of the qualifications that we require. Therefore, we may, in turn, experience “weakness” and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the “Sarbanes-Oxley” Act of 2002. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a weakness relating to the Company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. generally accepted accounting principles. Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the “Sarbanes-Oxley” Act of 2002.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

(14)

Risks Related to Our Corporate Structure

We conduct our business through Huanjiang Jintai by means of the VIE contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that the agreements that establish the structure for operating our business in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Xiangguang and Huanjiang Jintai..  Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Huanjiang Jintai and its owner) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure, established through contractual arrangements, do not violate PRC laws, rules or regulations.  If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable which will substantially affect our operations and the value of an investment in our common stock. Further, under the PRC Property Rights Law that became effective on October 1, 2007, we are required to register with the relevant government authority the security interests on the equity interests in Huanjiang Jintai granted to us under the equity pledge agreements that are part of the contractual arrangements and the Certificate of Registration was issued on October 20, 2010. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.

Regarding our contractual arrangements, the Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If Xiangguang or Huanjiang Jintai is determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

·	revoking the business and operating licenses of our PRC consolidated entities;
·	discontinuing or restricting the operations of our PRC consolidated entities;
·	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;
·	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;
·	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or
·	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

(15)

Our contractual arrangements with Huanjiang Jintai may not be effective in providing control over Huanjiang Jintai.

All of our revenue and net income is derived from Huanjiang Jintai.  Current PRC laws restrict foreign equity ownership in companies engaged in certain non-ferrous metal smelting and rolling processing business in China, including zinc and lead, and as such, we do not have equity ownership interest in Huanjiang Jintai but rely on contractual arrangements with Huanjiang Jintai to control and operate its business.   However, these contractual arrangements may not be effective in providing us with the necessary control over Huanjiang Jintai and its operations.  Any deficiency in these contractual arrangements may result in our loss of control over the management and operations of Huanjiang Jintai, which will result in a significant loss in the value of our common stock.

In addition, we rely on contractual rights to effect control and management of Huanjiang Jintai, which exposes us to the risk of potential breach of contract by the shareholder of Huanjiang Jintai. The shareholder of Huanjiang Jintai may breach, or cause Huanjiang Jintai to breach, the contracts for a number of reasons. For example, its interests as shareholder of Huanjiang Jintai and the interests of our company may conflict, and we may fail to resolve such conflicts; the shareholder may believe that breaching the contracts will lead to greater economic benefit for it; or the shareholder may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including claims for damages, specific performance or injunctive relief. Such arbitral and legal proceedings may result in the disruption of our business, and may be financially burdensome and may divert the attention of our management, any of which may have a negative impact on our financial operations.

In addition, as all of these contractual arrangements are governed by the PRC laws and as such, would be interpreted in accordance with PRC law and any disputes relating to such would be resolved in accordance with PRC legal procedures. Uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise unenforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Huanjiang Jintai, and our ability to conduct our business will be materially and adversely affected.

Huanjiang Jintai may terminate the Consulting Services Agreement and fail to fulfill its obligations under the same agreement, which may trigger an auction or sale of Huanjiang Jinteng Mining Co., Ltd’s(“HJM”) interest in Huanjiang Jintai pursuant to the Equity Pledge Agreement, resulting in Xiangguang having the priority in receiving payments of proceeds from such an auction or sale.

Under Section 7.2 of the Consulting Services Agreement, Huanjiang Jintai may terminate the Consulting Services Agreement prior to the expiration of its term.  If the Consulting Services Agreement is to be terminated pursuant to Section 7.2, Section 7.3 of the Consulting Services Agreement provides that all amounts then due and payable and accrued but not yet paid to Xiangguang shall become due and payable by Huanjiang Jintai. If Huanjiang Jintai fails to perform this payment obligation, it would still be subject to the Equity Pledge Agreement pursuant to Section 3.1 thereof. Under Section 3.2 of the Equity Pledge Agreement, Xiangguang is entitled to control, sell, or dispose of the equity interest of Huanjiang Jintai. Pursuant to Section 2 of the Equity Pledge Agreement, Xiangguang has the priority in receiving payments of proceeds from the auction or sale of HJM’s one hundred percent (100%) equity interest in Huanjiang Jintai.  As Xiangguang, a PRC company, is subject to restrictions on paying dividends and making other payments to us, we may experience difficulties in completing the necessary administrative procedure to obtain payments from such a sale.

Huanjiang Jintai may terminate the Consulting Services Agreement, which will result in loss of our sole source of revenues.

 All of our revenue and income is derived from Huanjiang Jintai through the VIE contractual arrangements. Under Section 3.1 of the Consulting Services Agreement, Huanjiang Jintai is required to pay us a quarterly consulting services fee, equal to all of Huanjiang Jintai’s net income for such quarter based on its quarterly financial statements. However, under Section 7.2 of the Consulting Services Agreement, Huanjiang Jintai may terminate the Consulting Services Agreement prior to the expiration of its term. In the event that Huanjiang Jintai terminates the Consulting Services Agreement, we will, in turn, lose our sole source of revenue, which will severely affect our financial condition.

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, MOFCOM, joined by the CSRC, the State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration for Industry and Commerce (the “SAIC”), and the State Administration of Foreign Exchange (“SAFE”), jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "M&A Rules"), which took effect as of September 8, 2006. Among other things, the M&A Rules contain certain provisions that require offshore special purpose vehicles (“SPVs”) that are controlled directly or indirectly by PRC individuals and companies and which were formed overseas listing purposes to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market.

(16)

The application of the M&A Rules with respect to our corporate structure and to this offering remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. As such, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the conclusion that the M&A Rules do not apply to us or our corporate structure, or that this offering is not subject to the M&A Rules and as such, does not require the prior approval of MOFCOM or CSRC. Further, we cannot rule out the possibility that the relevant PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies in connection with Xiangguang’s control of Huanjiang Jintai through contractual arrangements.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the share exchange transaction and/or the VIE arrangements between Xiangguang and Huanjiang Jintai, or if prior CSRC approval for this offering is required and not obtained, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on us, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

Further, the M&A Rules, along with certain foreign exchange regulations discussed below, will also be interpreted or implemented by the relevant government authorities in connection with any of our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our operating companies' ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control.

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burdens and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC residents fail to make any required applications, registrations and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Oversea Special Purpose Vehicles, or “Circular No. 75”, issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in recent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents, and may affect any offshore acquisitions that we make in the future.

SAFE Circular No. 75 requires PRC residents, including both PRC legal person residents and/or natural person residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of equity financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company”. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to update his registration with the relevant SAFE branches, with respect to that offshore company, in connection with any material change involving an increase or decrease of capital, transfer or swap of shares, merger, division, equity or debt investment or creation of any security interest. Moreover, the PRC subsidiaries of that offshore company are required to coordinate and supervise the filing of SAFE registrations by the offshore company's shareholders who are PRC residents in a timely manner. If a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries, and the offshore parent company may also be prohibited from injecting additional capital into its PRC subsidiaries. Furthermore, failure to comply with the various SAFE registration requirements described above may result in liability for the PRC shareholders and the PRC subsidiaries under PRC law for foreign exchange registration evasion.

Although we have requested our PRC shareholders to complete the SAFE Circular No. 75 registration, there is no assurance that all of our PRC resident beneficial owners will be able to comply with the requirements imposed by Circular 75. The failure or inability of our PRC shareholders to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

(17)

Under Operating Rules on the Foreign Exchange Administration of the Involvement of Domestic Individuals in the Employee Stock Ownership Plans and Share Option Schemes of Overseas Listed Companies, issued and effective as of March 28, 2007 by the State Administration of Foreign Exchange, or “SAFE Circular No. 78”, PRC residents who are granted shares or share options by an overseas listed company according to its employee share option plan or share incentive plan are required to obtain approval from and register with the SAFE or its local branches and complete certain other procedures related to the share option or other share incentive plan through the PRC subsidiary of such overseas listed company or any other qualified PRC agent before such grants are made. We intend to grant our PRC employees stock options pursuant to an employee stock option plan. We believe that all of our PRC employees who will be granted share options are subject to SAFE Circular No. 78. We will request our PRC management, personnel, directors and employees who are to be granted stock options to register them with local SAFE branches pursuant to Circular No. 78. However, we cannot assure you that each of these individuals will successfully comply with all the required procedures above. If we or our PRC security holders fail to comply with these regulations, we or our PRC security holders may be subject to fines and legal sanctions. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion and we may become subject to a more stringent review and approval process with respect to our foreign exchange activities.

Our agreements with Huanjiang Jintai are governed by the laws of the PRC and we may have difficulty in enforcing any rights we may have under these contractual arrangements.

Our contractual arrangements with Huanjiang Jintai are governed by PRC law and any disputes would be adjudicated by arbitration through the China International Economic and Trade Arbitration Commission (“CIETAC”) Shanghai Branch in accordance with CIETAC arbitration rules. If Huanjiang Jintai and its shareholder fail to perform their obligations under these agreements, we may incur substantial costs to enforce such arrangements and will have to rely on legal remedies provided under PRC law.  However, uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations would be materially and adversely affected.

Mr. Kuizhong Cai, as the majority beneficial owner of Huanjiang Jintai, has a potential conflict of interest with our shareholders.

As of the date of this Form 10K, our Chairman of the Board and President, Mr. Kuizhong Cai owns 80.26% of the equity interest of Huanjiang Jinteng Mining Co., Ltd. (“HJM”), the entity which owns 100% of the equity interest in Huanjiang Jintai.  In addition, Mr. Kuizhong Cai owns a 75% equity interest in our Company, which controls 100% of Jintai HK, which, in turn, owns 100% of the equity interest of Xiangguang, the entity which entered into the contractual arrangements with Huanjiang Jintai.   As a result, Mr. Kuizhong Cai may ultimately have control over Huanjiang Jintai through both equity ownership and contractual arrangements.  Mr. Kuizhong Cai also will hold 54.6% of our outstanding common stock after the offering on a fully-diluted base and currently serves as the Chairman of our Board of Directors.   As such, there may be a potential conflict of interest between his dual roles as a beneficial majority owner of Huanjiang Jintai and our majority shareholder and Chairman of our Board of Directors. We cannot assure you that when conflicts of interest arise, Mr. Cai will act in our best interests or that conflicts of interest will be resolved in our favor or in favor of our shareholders. In addition, Huanjiang Jintai, which is under Mr. Cai’s control, may breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from Huanjiang Jintai.  If we cannot resolve any conflicts of interest or disputes between us and Mr. Cai, we would have to rely on legal proceedings, which would be a burden to our resources and could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

(18)

Risks Related to Doing Business in China

We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC.

In order to conduct business, especially mining and exploration activities in the PRC, we are required to maintain various licenses from the appropriate government authorities, including general business licenses and licenses and/or permits specific to our mining operations.  We are required to maintain valid mining licenses, exploration licenses, pollutant emission licenses, safety production licenses and other relevant licenses and permits to conduct our mining extraction and exploration activities.  Our mining license is subject to periodic renewal.  An application for renewal needs to be submitted at least 30 days before the expiration date and the extension will be approved if the applicant satisfies all applicable requirements and pays the appropriate resource fee.  Ten, twenty and thirty years are the maximum periods of time for mining licenses for small, medium and large deposits of ore mines, respectively.  We have a nine year mining license as our Ore Mine is regarded to have a medium-scale deposit of ore. On the other hand, the relevant Land and Resources Law of PRC 1 allows for two-year extensions of an exploration rights license. As per the Regulations for Administration of Mineral Resources of Guangxi Zhuang Autonomous Region, the granting of an extension of an exploration rights license is dependent upon the exploration stage a company is at. At the first two stages (reconnaissance and prospecting), no extensions are allowed.  However, once a company enters the third stage (general exploration) and/or the fourth stage (detailed exploration), it is permitted to extend its license up to two times, each for two year periods.  As an alternative to an application for an extension, a company may instead apply for a license reservation, but such is conditioned on the mining company having reached the general exploration stage.  A company is permitted to apply for a license reservation for up to two times, each for a two-year period.  2   Following the expiration of such reservation periods, we could apply for mining licenses by submitting geological exploration reports and related documents. In pursuant to the “Implementing Rules of Mineral Resources Law” and related regulations, companies with exploration rights should be given the preference in applying mining rights in the exploration area.

The PRC government may amend relevant laws and discontinue approval of renewal of mining or exploration licenses.  Further, fees for such licenses may increase in the future.  In addition, the PRC government may impose levies or surcharges on mine and mineral extraction and exploration rights.  Our failure to obtain or maintain these licenses and any change of the relevant PRC laws to our disadvantage will have a material adverse impact on our ability to conduct our business and on our financial condition.  No assurance can be given regarding the timing or magnitude of these types of government actions or that the same will not have a negative impact on our operations.

Changes in current policies of the PRC government could have a significant impact on the business we conduct in the PRC and the profitability of our operations.

Current policies adopted by the PRC government indicate that it seeks to encourage a market oriented economy.   However, we cannot assure you that such beneficial policies will not change in the future.  A change in the current policies of the PRC government could result in confiscatory taxation, restrictions on currency conversion, or the expropriation or nationalization of private enterprises, all of which would have a negative impact on our current corporate structure and our operations.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, those laws and regulations governing our business and those relating to the enforcement and operation of our contractual arrangements and, no assurance can be given that future PRC court rulings will be decided in such a manner that is favorable to us.  Further, new laws or regulations may be enacted which could have a negative impact on foreign investors.  We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business and no assurance can be given that our operations will not be affected by such laws and/or regulations.

The PRC government exerts substantial influence over the manner in which companies in China must conduct their business activities.

The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. If this were to occur, we may be required to divest the interests we then control in Chinese properties.  Any such developments could have a material adverse effect on our business, operations, financial condition and prospects.

Failure to abide by certain requirements with regard to the transfer of certain state-owned assets to Huanjiang Jintai’s prior shareholder may cause such transfer to be invalidated and could have a material adverse affect on the transaction.

As per the relevant PRC regulations related to the transfer of state-owned assets to non-state-owned entities or individuals, there are some requirements with regard to transfer of the state-owned assets, including but not limited to, setting the price based on the evaluation of the assets, obtaining the approval of the transferor’s higher level authority in charge or the relevant State-owned Assets Supervision and Administration Commission, and auditing the assets held by state-owned enterprise. Furthermore, according to the regulation concerning transfer of the state-owned assets to an enterprise’s management or of its owners, there are additional requirements for the transfer of the state-owned assets to such management, including but not limited to, such transfer must be publicly conducted in the relevant local equity exchange, and that the management shall provide a certificate for the source of funds used for the purchase. Shaoguan Jinteng Mining Co., Ltd. (“Shaoguan Jinteng”) and General Institutes of Geology & Mineral Prospecting & Exploitation Guangxi Zhuang Autonomous Region (“Guangxi General Institutes”) formed Huanjiang Jintai on November 27, 2003, each holding 70% and 30%, respectively, of the shares of Huanjiang Jintai.

(19)

Other than Huanjiang Jintai, neither Shaoguan Jinteng nor Guangxi General Institutes owned any other operating entities. By virtue of share transfer agreements with HJM in March and July 2010, Shaoguan Jinteng transferred all of its interests in Huanjiang Jintai to HJM and therefore, no longer holds any interests in Huanjiang Jintai. The terms of the transfers were as follows: (1) HJM was required to pay Shaoguan Jinteng a total amount of RMB 1,400,000; and (2) such amount needed to be fully paid on or after the date when the shares transfer registration was completed in the local Administration of Industry and Commerce (“AIC”).  All payments have now been made and the registration in the local AIC has been completed, and as such, the share transfers between Shaoguan Jinteng and Huanjiang Jinteng were accomplished.

In 2007, Guangxi General Institutes transferred its interest in Huanjiang Jintai to Kuizhong Cai.  The material terms and conditions of the equity transfer agreement between the Guangxi General Institutes and Kuizhong Cai are as follows: i) the total payment amount was RMB 4.2 million; ii) Guangxi General Institutes warranted that its interests in Huanjiang Jintai were validly held and free to transfer under the approval by Guangxi Bureau of Geology & Mineral Prospecting & Exploitation (“the Guangxi Bureau”); iii) the shareholder title change registration in the local AIC needed to be completed. With the completion of such a registration, Kuizhong Cai became a shareholder of Huanjiang Jintai and is entitled to all shareholder obligations and rights. All terms and conditions have been fulfilled and the Guangxi General Institutes no longer holds any interest in Huanjiang Jintai.

The shares held by Guangxi General Institutes are state-owned assets, and the transfer was approved by relevant PRC government agencies. We obtained the direct approval from the Guangxi Bureau, the governmental agency authorized by the Guangxi People’s Government to dispose and manage state-owned assets on behalf of the State. On July 13, 2000, Guangxi Province issued a document entitled “[2000] No. 135 Document of Gui Government Office”. It authorized the Guangxi Bureau to take charge of asset disposal and restructuring work for state-owned enterprises. To comply with regulations on state-owned assets transfer, the Guangxi General Institutes entrusted Guangxi Huaxin Assets Evaluation Ltd., an independent asset evaluation agency, to evaluate the fair value of its interests in Huanjiang Jintai. The fair value was RMB 3.5 million and Kuizhong Cai agreed to pay RMB 4.2 million at a 21% premium. On October 26, 2007, the Guangxi Bureau approved the equity transfer by issuing a reply entitled “[2007] No.162 Reply to Gui Land and Mine”. On November 8, 2007, the Guangxi General Institutes and Kuizhong Cai signed the equity transfer agreement. Since the equity was transferred through a direct transfer agreement approved by designated empowered government agency instead of public auction, there was no bidding or asking.

However, even though the transfer was approved by relevant PRC government agencies, no assurance can be given that such transfer will not be invalidated by the relevant government authority in the future. In the event such transfer is invalidated, it could have a material adverse effect on the value of your investment in the Company.

Future inflation in China may inhibit economic activity and adversely affect our operations.

The Chinese economy has experienced periods of rapid expansion in recent years which has led to high rates of inflation and deflation.  This has caused the PRC government to, from time to time, enact various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the PRC government to once again impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China.  Any action on the part of the PRC government that seeks to control credit and/or prices may adversely affect our business operations.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

We are a holding company and of our operations are entirely conducted in the PRC.  In addition, all of our revenues are currently generated from sales in the PRC. Although the PRC economy has grown at a remarkable pace in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and have a materially adverse affect on our business.

We may be restricted from freely converting the Renminbi (“RMB”) to other currencies in a timely manner.

At the present time, the RMB is not a freely convertible currency.  We receive all of our revenue in RMB, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC.  Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”).  “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services.  Distributions to joint venture parties also are considered “current account transactions.”  Other non-current account items, known as “capital account” items, remain subject to SAFE approval.  Under current regulations, we can obtain foreign currency in exchange for RMB from swap centers authorized by the government.  No assurance can be given that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting RMB in a timely manner.

There are two methods pursuant to which the state can sell its assets or equity interests: public auction in a regulated equity bourse and direct transfer agreement approved by designated government agency. Relevant regulations are the PRC State-Owned Asset Law, item 54 which provides: "Transfer of any state-owned assets should comply with the principles of being public, fair, and just and having valuable considerations" and item 56. "Transfer of State-owned assets" of Chapter 5 provides that: "In regards to material events of the Sponsor's equity interests in State-owned assets".  Except for any government authorization on direct transfer agreement, the transfer of state-owned assets should be completed in a regulated equity bourse.

(20)

Our PRC subsidiary is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in Delaware and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividend payments from our subsidiaries.  However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary in PRC is also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Further, we may experience difficulties in completing the administrative procedures necessary to obtain any dividends due to us, which could materially affect our financial operations.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (2001), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises (“WFOE”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our consolidated subsidiary in China incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiary are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements we may be unable to pay dividends to our shareholders.  In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes each year, with the total amount of the reserve not to exceed 50 percent of registered capital.  Accordingly, this reserve will not be available to be distributed as dividends to our shareholders.  We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of foreign currency out of the PRC. We receive all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our subsidiaries’ ability to remit sufficient foreign currency to pay dividends due to us, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

Further, the PRC government may also restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Fluctuations in the exchange rate could have an adverse effect upon our business and reported financial results.

We conduct our business in RMB, thus our functional currency is the RMB, while our reporting currency is the U.S. dollar.  The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging its currency to the U.S. currency. Under that policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 21% appreciation of the RMB against the U.S. dollar between 2005 and 2008. However, the PRC government decided to repeg the RMB to U.S. dollars in response to the financial crisis in 2008.  On June 19, 2010, China ended the pegging of the RMB to the U.S. dollar, allowing for a greater flexibility of its exchange rate.  There remains significant international pressure on the significant appreciation of the RMB against the U.S. dollar.  To the extent any of our future revenues are denominated in currencies other than the U.S. dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Changes in PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy.

In 2005, SAFE promulgated regulations which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC legal person resident and/or natural person resident. The SAFE regulations require that if an offshore company formed by or controlled by PRC legal person resident and/or natural person resident, whether directly or indirectly, intends to acquire a PRC company, such acquisition shall be subject to strict examination and registration with SAFE. Without such registration, the PRC entity cannot remit any of its profits out of the PRC, whether as dividends or otherwise.  As such, the failure by our shareholders who are PRC residents to make any required applications, filings or registrations pursuant to such SAFE regulations may prevent us from being able to distribute profits and could expose us, as well as our PRC resident shareholders to liability under PRC law.

(21)

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78”.  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

We intend to adopt an employee stock option plan and we may adopt other equity incentive plan and make stock option grants under these plans to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

As all of our operations and personnel are in the PRC, we may have difficulty establishing adequate western style management, legal and financial controls.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for an investor to enforce any right founded on U.S. Federal Securities Laws against us and/or our officers and directors, or to enforce a judgment rendered by a United States court against us or our officers and directors.

Our operation and principle assets are located in the PRC, and most of our officers and directors are non-residents of the United States. Therefore, it may be difficult to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or our officers and/or directors. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise.  Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders compared to shareholders of a corporation doing business entirely within the United States.

Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Because all of our assets are located in the PRC, they may be outside of the jurisdiction of U.S. courts to administer if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy laws.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Non-compliance with the social insurance and housing fund contribution regulations in the PRC could lead to imposition of penalties or other liabilities.

The PRC governmental authorities have passed a variety of laws and regulations regarding social insurance and housing fund, such as the Regulation of Insurance for Labor Injury, the Regulation of Insurance for Unemployment, the Provisional Insurance Measures for Maternity of Employees, Interim Provisions on Registration of Social Insurance, Interim Regulation on the Collection and Payment of Social Insurance Premiums, Regulations on Management of Housing Fund and other related laws and regulations. Pursuant to these regulations, all our PRC subsidiaries and variable interest entities have to obtain and renew the social insurance registration certificate and the housing fund certificate and make enough contributions to the relevant local social insurance and housing fund authorities for our PRC employees. Failure to comply with such laws and regulations would subject our PRC subsidiaries and variable interest entities to various fines and legal sanctions and supplemental contributions to the local social insurance and housing fund authorities.

(22)

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Certain of our customers are PRC government entities and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were found to have engaged in such practices

 Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of the PRC. Such classification could result in PRC tax consequences to us and our non-PRC resident enterprise shareholders.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law”, which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China.  Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine we are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25 percent on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we are treated as a “qualified resident enterprise,” all dividends that we receive from Xianguang (assuming such dividends are considered sourced within the PRC) should be exempt from PRC tax. If we are treated as a “non-resident enterprise” under the EIT Law, then dividends that we receive from Xianguang (assuming such dividends are considered sourced within the PRC) may be subject to a 10 percent PRC withholding tax. Any such tax on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

Finally, the new “resident enterprise” classification could result in a situation in which a 10 percent PRC tax is imposed on dividends we pay to our institutional, but not individual, investors that are not tax residents of the PRC (“non-resident investors”) and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC tax authorities. In such event, we may be required to withhold a 10 percent PRC tax on any dividends paid to our non-resident investors. Our non-resident investors also may be responsible for paying PRC tax at a rate of 10 percent on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 10, 2009 that reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 addresses indirect equity transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a non-resident investor who indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in a PRC resident enterprise by selling an equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5 percent or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the execution of the share transfer agreement.       The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a non-resident investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such non-resident investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such non-resident investor’s investment in us).

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds from this offering to make loans our PRC subsidiary and Huanjiang Jintai or additional capital contributions to our PRC subsidiary.

In addition, on August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise in its business scope. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a foreign-invested company. The use of such RMB fund may not be changed without approval from SAFE or its local counterparts, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations.

(23)

Risks Related to our Common Stock and this Offering

Our Chairman of the Board and President and his affiliates control us through their stock ownership and their interests may differ from other shareholders.

Mr. Kuizhong Cai, our President and Chairman of our Board of Directors, Mr. Yuan Lin, our Chief Executive Officer, Mr. Zhiming Jiang and Mr. Weiheng Cai will beneficially own approximately an aggregate of 88.9% of our issued and outstanding common stock after the conversion of the Convertible Notes.  As a result, they have the ability to influence the outcome of shareholder votes on various matters, including the election of directors, as well as extraordinary corporate transactions such as business combinations.  The interest of these individuals may differ from those of minority shareholders and no assurance can be given that such directors will act in our best interest or those of the minority shareholders.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification of our directors, officers and employees under Delaware law may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to us and our stockholders to the maximum extent permitted under the corporate laws of Delaware. We may also provide contractual indemnification obligations under agreements with our directors, officers and employees. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breach of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit us and our shareholders.

Because of our cash requirements as well as potential government restrictions, we may be unable to pay dividends.

The payment of dividends to our shareholders would require payment of dividends to us by our PRC subsidiary and controlled company.  This, in turn, would require a conversion of RMB into US dollars and repatriation of funds to the United States.  Although our subsidiary, Xiangguang, is classified as a wholly-owned foreign enterprise under PRC law and is thus permitted to declare dividends and repatriate our funds to the Delaware parent company in the United States, any change in this status or the regulations permitting such repatriation could prevent it from doing so.  Any inability to repatriate funds to us as the Delaware parent company would in turn prevent payments of dividends to our shareholders.

We will incur increased costs as a public company which may affect our profitability.

Prior to this offering, Huanjiang Jintai operated as a private company in China.  As a public company, we, and consequently, Huanjiang Jintai, will incur significant legal, accounting and other expenses that it did not incur as a private company.  We will be subject to the SEC’s rules and regulations relating to public disclosure.  SEC disclosures generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, required changes in corporate governance practices of public companies.  We expect that compliance with these rules and regulations will significantly increase our legal and financial compliance costs and some activities will be more time-consuming and costly.  For example, we will be required to maintain independent board committees and adopt policies regarding internal controls and disclosure controls and procedures.  Management may need to increase compensation for senior executive officers, engage senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company.  Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

(24)

Generally, we have not paid any cash dividends to our shareholders and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide or may be unable to pay any dividends.  At the present time, we intend to retain all earnings for our operations.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from this offering will be sufficient to meet our anticipated cash needs for the next twelve (12) months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit.  The sale of additional equity securities could result in additional dilution to our shareholders.  Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The potential sale, either pursuant to this registration statement or Rule 144, of a significant number of our shares may decrease the market price of our common stock and encourage short sales by third parties.

Actual sales, or the prospect of sales by our shareholders pursuant to the prospectus or under Rule 144, may have a negative effect on the market price of the shares of our common stock.  We may also register certain shares of our common stock in the future or those reserved for issuance under our stock option plans.  Once such shares are registered, they can be freely sold in the public market upon exercise of the options.  At any given time, if any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

The presence of short sellers in our common stock may further depress the price of our common stock.  If a significant number of shares of our common stock are sold, the market price of our common stock may decline.  Furthermore, the sale or potential sale of the offered securities pursuant to a prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

(25)

Provisions in our Certificate of Incorporation and By-laws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

·	limitations on the removal of directors;
·	advance notice requirements for stockholder proposals and director nominations;
·	the inability of stockholders to act by written consent or to call special meetings;
·	the ability of our board of directors to make, alter or repeal our by-laws; and
·	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

(26)

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

General

We own and operate an ore mine with a mining right area of 2.83 square kilometers (the “Ore Mine”) and own exploration rights over land of 21.58 square kilometers (the “Exploration Rights Properties”), both of which are located in Huanjiang County, Hechi City, Guangxi Province of the PRC.  The Ore Mine and the Exploration Rights Properties are located adjacent to each other.

Mining License and Exploration Right License

The mining license we currently hold authorizes a mining depth of elevations between 458.271 meters and 219.971 meters above sea level.  The mining license number is 450000010130. The license was renewed by the Bureau of Land and Resources of Guangxi Province on December 12, 2009 and expires on December 12, 2018.

The mining license we currently hold authorizes us to produce up to 30,000 tons of zinc lead ores per year.  However, we currently have an annual output of 400,000 tons per year.   However, based on discussions with our PRC counsel, it has been determined that the PRC government does not impose a fine on Huanjiang Jintai’s mining operations due to the fact that a mine’s output exceeds the annual capacity permitted, and further, the PRC government currently has not issued any definitive rule or interpretation regarding whether the excessive output of zinc lead ores like the one Huanjiang Jintai conducted shall be subject to any judicial or administrative discipline such as suspension or revocation of the mining license.

There are two types of mineral rights in China: a mining right and an exploration right. A mining right is the right to exploit mineral resources and produce mineral products.  Pursuant to Chinese law, our mining license is valid for nine (9) years and may be extended for additional periods.  The mining license can be extended in scope or periods of time if a company intends to continue to operate. Applications for extensions need to be submitted at least 30 days before the expiration date. Ten, twenty and thirty years are the maximum periods of time for mining licenses for small, medium and large deposits of ore mines, respectively.

On the other hand, an exploration right is the right to explore for mineral resources within the areas authorized under an exploration license.   According to relevant PRC resource laws, any business entity can apply for an exploration license as long as it is able to provide geological reports and mining prospects and satisfy certain minimum expenditure requirement. The exploration license may be extended for additional periods, consisting of two (2) years each, depending upon the exploration stage of the company and on the conditions that it shows its intention to continue exploration and pays the appropriate resource fee, as per the Regulations for Administration of Mineral Resources of Guangxi Zhuang Autonomous Region and that minimum expenditures are met.  License fees and resource fees associated with the renewal may be subject to negotiation between a company and the relevant government authorities.  The minimum expenditure requirement prescribed by the applicable PRC laws is as follows: i) RMB 2,000 per square kilometer during the first year of having the exploration license; ii) RMB 5,000 per square kilometer during the second year of having the exploration license; and iii) RMB 10,000 per square kilometer during and after the third year of having the exploration license.   Our management estimates the total investment amount for any exploration project will be at least RMB 500,000.  An application for renewal of the exploration license can only be approved if the applicant provides qualified evidence of proven and probable resources or if the applicant has invested the minimum expenditure. We intend to satisfy the exploration requirements out of the proceeds of this offering.

(27)

The tables below provide a brief summary of the mining and exploration rights granted to us.

Mining License Held by Us

Location of Mine	Type of Ore	Area (in square kilometers)	Term of license	Type of Mine	Output capacity	Mining Level
Shangchao Zinc/Lead ores mine	Pb, Zn, FeS2	2.83	Nine year license expiring on December 12, 2018. The license is renewable if we show our intention to continue exploration.	underground	30,000 tons per year	458 meters to 220 meters above sea level

Exploration licenses held by Us

Location of Mine	Type of Ore	Acreage (in square kilometers)	Term of license

Shangchao-Gangshan lead ore deposit	Pb, Zn, FeS2	0.64	Two-year license expiring on September 8, 2011. The license is renewable if we show our intention to continue exploration.
Shangchao lead ore deposit	Pb, Zn, FeS2	10.30	One year license expiring on November 2, 2011. The license is renewable if we show our intention to continue exploration.
Dongjiang zinc ore deposit	Pb, Zn, FeS2	10.64	One year license expiring on November 2, 2011. The license is renewable if we show our intention to continue exploration.

(28)

Shangchao Zinc and lead Ore Mine

We hold 100% ownership of our Ore Mine, which was acquired by Huanjiang Jintai in 2003.

Location, Access and Traffic

The Ore Mine is located in Shangchao Town, Huanjiang County Hechi City, Guangxi Province, PRC. The coordinates are: E108°11′15″~108°13′15″; N25°15′00″~25°17′00″. This area is easily accessible, with a secondary road of approximately three (3) kilometers from the mine to Shangchao Town (the capital of Huanjiang county) and then access to a highway and railway of about fifty (50) kilometers (straight distance) to Hechi City.  Hechi City is connected to Shangchao by a dedicated railway line. The mine area has a very convenient transportation network system, with third-class roads traversing Hechi, Huanjiang, and Shangchao. The Shangchao Railway Station is only one kilometer away from the mine site and a simple highway connects Shangchao Town and the mine site. A commercial airport exists at Nanning, the capital city of Guangxi Province. Nanning is about three and half hours by road to Hechi City. Road access to both Hechi and to major highways and rail systems from the mining area is considered adequate. The figure below illustrates the transportation network around the Ore Mine.

The Ore Mine has a typical subtropical climate characterized mainly by high precipitation and high evaporation and humid conditions.  The rainy season occurs from May to August.  Situated on the southern edges of the Yunnan-Guizhou plateau, the area’s undulating topography, ranging between 270 meters and 755 meters above sea level, forms a low to medium mountain range. Soil erosion is pronounced around the elevation 280 meters above sea level, leaving in its trails huge gullies in the mountains

Previous exploration and development

Guangxi geological survey team conducted the initial geochemical investing and geological surveys in the 1960s and 1980s. A minimal amount of work was executed during the period from 2002 to 2004 which should be classified as the prospecting level of exploration. In 2008, we conducted a further underground geological probe on the levels of 245 meters and 265 meters.

Water and Power Supply

Power has been supplied to the mine by the Shangchao transformer substation of Huanxian Power Supply Company, which is part of the State power network. Since 2006, we have had a stable electricity supply. A mobile telecommunication receptor is located within the confines of the mine and provides for the mine's communication needs. Water supply for production comes from the Huanjiang River which is near Shangchao River village. We believe water supply from the Huanjiang River is sufficient for our current production and we expect it will be sufficient to support future expansion of our production.

Current Mining Operation

There are nine mining sites/portals in existence that may provide access to the Ore Mine. The nine mining sites/portals have substantially independent development systems but for safety reasons some of them have connecting tunnels.

The underground mining methods being utilized at the Ore Mine include shrinkage stoping as the primary method, sublevel open stoping as the secondary method, and a variation of these two methods in some places. The mining methods being used are common in hard rock mining and appropriate for the geology of the ore body in the Ore Mine.

Shrinkage Stoping: This refers to the type of mining method in which broken ore is temporarily retained in the stope to provide a working platform and/or to offer temporary support to the stope walls during active mining. Since the ore swells when broken, the muck pile in the stope is shrunk a corresponding amount (approximately one-third) by drawing some of the broken ore out as the stope is advanced upwards/up-dip. Eventually, when the entire vein has been blasted, filling the stope with broken ore, the miners then pull out of the stope and extract the broken-up ore by a process similar to block caving, from chutes beneath the undercut.

Sublevel Stoping: This mining method entails providing access to the ore body at various sub-levels between the main haulage levels in order to drill and blast the intervening ore. Stope drilling is carried out from drilling drifts on the sublevels and the ore is blasted in slices towards an open face, which generally is vertical on the up holes. The blasted ore gravitates to the bottom of the stope and is collected through draw-points.

Haulage of the mined ores is carried out by mine car on narrow gauge tracks at one of our two tunnels and manually unloaded onto a storage platform at our second tunnel.

(29)

Major equipments used at the mine consist of the following:

Name	Type	Qty (set)	Life of Service (year)
Transformer	JMB-5000	10	15
Power Generator	TYPEI2H2-100-4	2	7
Fan	YBT – 30 / 5.5	32	3
Water Pump	TYPED-25-50X5	18	5
Air Compressor	JO917- 4 / 282-4 / 291-4	14	6
Winch	JD-25(JD-40) / JT(B)1000x800(A)	30	3
Locomotive	CJ – 24	6	6
Man Car	XRC - 6	9	5
Drilling Machine	JT – 24	60	5
Mine Car	CJ – 24	655	3

Regional/Local Geology

The mine area is located in the western extreme of the Luocheng depression belt, which forms part of the Gui northeast - Gui middle depression belonging to the South China fold system and it lies on the eastern limb of the southern end of the Shangfu ~ Kenyue anticline.

 Strata

The strata within the mining area consist mainly of the middle series of the Devonian system, secondly of the upper series of Devonian system and lesser of the lower series of Carboniferous system. Biogenetic reef outcropping is observed in Beishan village. A list of the strata from bottom to top is as follows:

·	Donggangling formation (D 2 d) of middle series of Devonian system.
·	Guilin formation (D 3 g) of upper series of Devonian system.
·	Rongxian formation (D 3 r) of Upper series of Devonian system.
·	Raoyunling (C 1 y) of lower series of Carboniferous system v Shangchao formation of lower series of Carboniferous system (C 1 sh).
·	Shangchao formation of lower series of Carboniferous system (C 1 sh).

Detailed literature on above-listed strata is available in the JT Boyd report.

Structure

The regional structure is relatively complex. Moderately developed folds and faults, occurring in a tight linear and reversed manner along the NNE direction (strike), are present. The strata range in dip from between 8 and 30 degrees (at the extreme ends where faulting is pronounced). The folds are mainly in the area impacted by the Shangfu ~ Kenyue Anticline. The main anticline axis crosses the site of Kenyue village in the south of the concession area, further running through Shangfu village, where it extends to Guizhou Province. The length of this anticline in Guangxi Province is 32 km with a width of 8 km. The Sipai formation of lower series of the Devonian system and Donggangning formation of the middle series of Devonian system form the strata underlying the axis.

Magmatic Rock

Magmatic rock exposure in the tenement is non-existent. However, deductions made based on available gravity and magnetic data indicate the occurrence of concealed granite in the Beishan area, which is thought to have contributed to the genesis of mineralization in the area by providing needed hydrothermal condition for the transportation of magmatic fluids (molten ore).

(30)

Metamorphisms and Alteration of Surrounding Rock

Regional metamorphism occurs only in the strata of Lijiapo formation (Z1j) of Sinian system that is situated in the northern periphery of the mining right area. Lithologically, the rock is gray to grayish-green in color, with constituents being solely varying grain sizes of weakly metamorphosed conglomeratic argillaceous sandstone. No obvious metamorphism occurs in the area, but alteration of surrounding rock is relatively obvious and pronounced. Alteration of the surrounding rock occurs mainly in the form of dolomitization, retrograded dolomitization, and pyritization.

Ore Deposit Characteristics

The reported main area of mineralization being exploited by the Shangchao Zinc/Lead Mine is the No. II deposit. This mineralization deposit occurs between exploratory lines No. 65 and No. 66 and is controlled by the following engineering works, PD60-1, CD1, CD2, CD4, YD265-CD1, and YD245-CD1. The deposit is stratified, striking north–south, but tilts toward the northeast (NE) at some places. The direction of dip ranges between 99 and 140 degrees, with an inclination of 50 to 78 degrees. The strike length of the deposit is 135 meters, with a thickness ranging between 1.09 meters and 44.02 meters, averaging 16.63 meters. It is located at a depth of between 318.8 meters and 389.8 meters from the topographical surface and it is said to be truncated by fault F 9   in exploratory line No. 66. The deposit occurs in biogenic reef limestone, marilite, and fine to coarse grain dolomite overlain by argillaceous limestone. The ore body is strictly controlled by biogenic reef, dolomite occurrences, and faulting.

Mineral Composition of Ore

The mineral constituents of the zinc/lead-bearing ore are predominantly pyrite and sphalerite, with minor amounts of galena. Mineralized veins include dolomite, traces of calcite, quartz, and carbonaceous material.

Following is a general description of the primary mineral constituents:

Grain
Mineral	Color	Type	Size (mm)
Pyrite	Light Yellow	Hypidiomorphice to allotriomorphic	0.1~2
Sphalerite	Chocolate Brown	Allotriomorphic (some idiomorphic)	0.1~0.8
Galena	Lead Gray	Hypiodomorphic w/partial idiomorphic	0.1~0.5
Dolomite	Gray White	Hypidomorphic and idiomorphic	10
Calcite	Light Gray	Allotriomorphic	~0.5
Quartz	Ivory	Allotriomorphic	0.5

Quartz often occurs in cementation with carbon and argillaceous material. Carbon also occurs irregularly in dolomite grains with a content level of less than 10%.

Chemical Composition of Ore

The grade of the deposit is reported to be between 0.16% and 2.083% for lead, averaging 0.98%, and between 1.05% and 8.60%, averaging 4.61%, for zinc.

Ore Type and Grade

The grades of the zinc/lead ore were classified based on Chinese standards, as follows:

-	Equivalent grade Pb+Zn<4% classified as lean ore.
-	Equivalent grade Pb+Zn 4%~ 8% classified as medium ore.
-	Equivalent grade Pb+Zn> 8% classified as rich ore.

The combined grade Pb+Zn of most of the ore blocks of the No. II deposit is reported to be between 4.68% and 6.29%; hence, it is classified as medium ore in terms of grade.

Country Rock and Gangue Material

The country rock is primarily reef dolomite and brecciated dolomite. The deposit thickness ranges from several meters to tens of meters, with the footwall composed of biological clastic limestone, with localized altered dolomite. The boundary between the deposit and the country rock is distinct and distinguishable by visual inspection. According to the geological report, there is virtually no gangue material embedded in the No. II deposit.

 Exploration Rights Properties

Virtually no prospecting work has been undertaken on the three Exploration Rights Properties. A few hydrological drilling have been completed from which limited samples were obtained for assay to ascertain the existence of mineralization.

Processing Facilities

All usable metal components derived from the Ore Mine are transported to our principal processing facilities, known as (a) the Yagang concentrator; (b) the Xingda concentrator; and (c) the Duchuan smelter facility, for the production of our finished products. At these processing facilities, we process the following main products: zinc calcine, zinc dust and sand, sulfuric acid and electric dust. These processing facilities have the following approximate production capacities:

Locations	Products	Capacity
Yagang Concentrator	Zinc and lead concentrate	Throughput capacity of 650 tons per day
Xingda Concentrator	Zinc and lead concentrate	Throughput capacity of 450 tons per day
Duchuan Smelter	Zinc Calcine	Production capacity of 85 metric tons per day
	Sulfuric Acid	Production capacity of 100 tons per day
	Zinc dust and sand	Production capacity of 16 metric tons per day
	Electric dust	Production capacity of 8.5 metric tons per day

(31)

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our common stock.

Holders

As of March 31, 2011, there were four holders of record of our common stock.

Equity Compensation Plan Information

As of March 31, 2011, we did not have any equity compensation plan in effect.

EXCHANGE RATE INFORMATION

Our business is primarily conducted in China and all of our revenues are received and denominated in RMB. Capital accounts of our consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rate of the period.  RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

The following table sets forth information concerning exchange rates between the RMB and the United States dollar for the periods indicated.

Year Ended March 31	As of March 31 (1)	Yearly Average (2)

2008	7.019	7.4571
2009	6.8359	6.8667
2010	6.8263	6.8288
2011	6.5564	6.7097

(1)	The exchange rates reflect the noon buying rates as reported by the China Foreign Exchange Trade System and National Inter-bank Funding Center.
(2)	Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.

(32)

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Prospectus. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. See “Exchange Rate Information” section for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into U.S. Dollars (“USD”) at various pertinent dates and for pertinent periods.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2011 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2010

 Revenues

Revenues for the fiscal year ended March 31, 2011 were $47.70 million, representing an $12.67 million or 36.17% increase compared to $35.03 million for the same period in 2010. The increase in net revenues was mainly attributable to the rebound of the non-ferrous metal market in 2010. Due to the global financial crisis and China’s increased importation of refined zinc and lead products during 2008 and 2009, the market price of zinc and lead products decreased significantly. However, zinc and lead prices experienced a strong price recovery in 2010 and this resulted in our revenue increase. Due to the strong and increased demand for refined zinc products in 2010, we expanded our sales of zinc and lead related products, such as zinc calcine, zinc dust and sand, sulfuric acid and lead concentrate. We also continued selling our byproducts, such as tailings, in this year as a part of our long-term business strategy. For the fiscal year ended March 31, 2011, we sold $18,832,950 of zinc calcine, $3,437,463 of zinc dust and sand, $18,296,865 of oxidized ore, $1,427,609 of pyrite, $807,148 of sulfuric acid, $1,992,718 of lead concentrates, $146,324 of electric dust, and $2,756,160 of tailings. The sales revenue of zinc, lead and other related products accounted for 55.86% of total revenue. The other 44.14% of sales revenue was attributed to the sales of oxidized ores and tailings. During the same period ended March 31, 2010, we sold $410,776 of zinc calcine and $34,616,792 of tailings which represented a sales proportion of 1.2% and 98.8%, respectively.

For the fiscal year ended March 31, 2011, we sold 11,312 metric tons of zinc calcine at a unit price of $1,665 per metric ton, 2,226 metric tons of zinc dust and sand at $1,544 per metric ton, 28,630 tons of oxidized ore at $639 per ton, 31,044 tons of pyrite at $46 per ton, 17,905 tons of sulfuric acid at $45 per ton, 1040 tons of lead concentrates at $1,916 per ton, 100 tons of electric dust at $1,470 per ton, and 29,022 tons of tailings at $95 per ton. During the same period ended March 31, 2010, we sold 304 metric tons of zinc calcine at $1,350 per metric ton and 315,919 tons of tailings at $110 per ton.

Cost of Goods Sold

Cost of goods sold amounted to $19.33 million during the fiscal year ended March 31, 2011 compared to $18.43 million for the fiscal year ended March 31, 2010. The cost of goods sold for the fiscal year ended March 31, 2011 represented a small increase of $0.9 million, or 4.88%. The increase in cost of goods sold was due to the relatively low cost of production oxidized ores, which accounted for 38.36% of our revenues for the fiscal year ended March 31, 2011. In comparison to the same products sold for the fiscal year ended March 31, 2011, the average unit cost for zinc calcine and tailings were $1,034 and $48 per ton and $1,266 and $57 per ton in 2010. The reason for the reduction in unit costs of zinc calcine and tailings was the dilution of fixed costs by other products produced during the period, such as zinc and lead concentrates and refined zinc products during the fiscal year ended March 31, 2011. At the same time, due to the rebound of the nonferrous metal market in 2010, we also sold several highly profitable products with low unit costs, such as pyrite, sulfuric acid and zinc/lead oxidized ores. As a result, there was a positive impact during the fiscal year ended March 31, 2011.

(33)

Gross Profit and Gross Profit Margin

For the fiscal year ended March 31, 2011, gross profit was $28.36 million, representing an increase of approximately $11.76 million, or 70.84%, as compared to $16.60 million for the same period in 2010. As of March 31, 2011, we recorded a gross profit margin of 59.45%, which was mainly due to the high gross profit margin from the sales of oxidized ores. Moreover, as the global zinc and lead market continued to rebound during the fiscal year ended March 31, 2011, we increased the sales of our zinc and lead related products, such as zinc calcine, zinc dust and sand, sulfuric acid, lead concentrate, pyrites and oxidized ores, which collectively accounted for 94.22% of our total revenue. The remaining 5.78% of sales revenue was attributed to the sale of our tailings. The value of oxidized ore is determined by its mineralogical composition and content. There are four grades of oxidized ore, corresponding to different composition and sale prices. As of March 31, 2011, the sale prices for the four grades of oxidized ore were as follows:

Grade	Mineralogical composition and content	Reference sales price per ton
A	Pb 3%, Zn 9%	$164
B	Pb 5%, Zn 15%, S 8%, Cd 0.9%	$322
C	Pb 8%, Zn 20%, S 8%, Cd 0.9%, Ag 300g/ton	$576
D	Pb 8%, Zn 20%, S 8%, Cd 0.9%, Ag 450g/ton, Sb 2.8%	$859

* Pb=lead, Zn=zinc, S=sulfur, Cd= cadmium, Ag=silver, Sb=antimony

We sold grade C and D oxidized ore, which resulted in an average selling price of approximately $613 per ton.

General and Administrative Expenses

General and administrative expenses increased by $2.58 million, or approximately 204.76%, to $ 3.84 million for the fiscal year ended March 31, 2011 from $1.26 million for the same period in 2010. The increase in general and administrative expenses was primarily due to expenses related to our efforts in becoming a publicly reporting company, such as legal costs associated with the filing of the registration statement covering the shares sold under this prospectus, costs related to engaging an auditing firm, costs related to the production of the necessary mining report, and costs associated with the issuance the warrants to purchase up to 800,000 shares of our common stock.

Foreign Currency Translation Adjustment

The accompanying financial statements are presented in U.S. Dollars. Our functional currency is the RMB of the PRC. The financial statements are translated into U.S. Dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. For the fiscal year ended March 31, 2011, we recognized a foreign currency translation gain of $1.79 million, as compared to $0.03 million for the same period in 2010.

Income Tax

Income tax expense was $4.52 million for fiscal year ended March 31, 2011 compared to $2.28 million for the fiscal year ended March 31, 2010. For the fiscal year ended March 31, 2010, all of our profits were contributed by Huanjiang Jintai, which enjoyed a favorable tax reduction benefit introduced by the State Administration of Taxation of Guangxi province to encourage companies engaged in the non-ferrous metals industry in the Zhuang autonomous region. Therefore, the effective tax rate for this period was about 15.15%. For the fiscal year ended March 31, 2011, our financial statements were consolidated from four legal entities, which included Huanjiang Jintai, Xiangguang, Jintai HK, and Jintai Mining Group, Inc. Since Xiangguang is located in Guangdong province, it did not enjoy any tax incentives and had a normal income tax rate of 25.00%. Hence, the effective tax rate increased to approximately 20.3%. In addition, the tax holiday ended on December 31, 2010, and from January 1, 2011, all income tax rates are at a rating 25.00%.

Net Income

Net income for the fiscal year ended March 31, 2011 was $16.45 million, an increase of $3.66 million, or 28.62%, compared to $12.79 million for the same period in 2010. Such increase were mainly due to an increase in our revenue and gross profit resulting from the strong recovery in the price of zinc and lead related products and from our low cost of goods sold by preferential product mix.

(34)

Liquidity and Capital Resources

For the Fiscal Year Ended March 31, 2011

Cash and Cash Equivalents

Cash and cash equivalents were $3.60 million as of March 31, 2011, a decrease of 2.76 million as compared to the balance of $6.36 million as of March 31, 2010. The decrease in cash position was mainly due to large investments in mining properties and production facilities to further integrate our production chain as well as increase our production efficiency.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended March 31, 2011 was $18.61 million, as compared to $2.05 million provided by operating activities for the same period in 2010. The increase in net cash provided by operating activities was mainly due to an increase in net income of $3.66 million and the remaining $12.89 million is mainly due to an increase in working capital. The main drivers for the significant inflow of cash from operating activities for the fiscal year ended March 31, 2011 were the rebound of nonferrous metal markets and can improved operations environment. The improving market conditions in the fiscal year of 2011 allowed us to achieve a 28.60% increase in net income, which was one of the major contributors to the increase of our net cash provided by operating activities. The increase of $7.49 million in tax payable was mainly due to an increase in our taxable income due to an increase in our sales revenue, as well as a higher effective income tax rate due to the consolidation of our financial reports with Xiangguang in 2011, since Xiangguang did not enjoy the same tax incentives as Huanjiang Jintai did in the same period of 2010. As for the decrease in inventory, the production of run-of-mine ores decreased due to a flooding in our tunnels from early June to August in 2010, and the Company conducted rehabilitation and expansion constructions on tunnel #1 that affected the ore production output. Therefore, the quantity of run-of-mine ores mined was reduced substantially as compared to the same period of year 2010. On the other hand, the output of zinc and lead concentrates and refinery zinc and related products increased in the year ended March 31, 2011 due to the high grade of ores that were mined. The overall effect has led to a reduction on the growth of inventory by $4.14 million compared to the same period in 2010. There was a reduction on the cash flow by $12.16 million due to a substantial change in receivables. It was mainly attributed to a large increase in our sales that is pending final settlement at year end 2011. The increase in payments in advance has led to a reduction on the cash flow by $6.26 million which are related to several ongoing projects currently under construction, such as the mine tunnel expansion construction and mining exploration project, the value of which cannot be recorded under fixed assets until the Company has been given an opportunity to inspect and accept the same. As a result, we recorded an increase in cash flow from operations for the year ended March 31, 2011.

(35)

Net Cash Used In Investing Activities

For the fiscal year ended March 31, 2011, we used $41.41 million in investing activities, as compared to $0.32 million used in investing activities in the same period from the previous year. This increase of cash used was mainly due to several investments which were made by the Company in the year 2011. Among these changes in capital expenditures, $41.70 million were invested in construction projects and equipment procurements for production facility upgrades. As a result, the net cash used in investing activities increased $41.09 million during the fiscal year ended March 31, 2011.

Net Cash Provided By Financing Activities

Our financing activities for the fiscal year ended March 31, 2011 included the sale of convertible notes and cash received from investors which increased our cash position by $19.64 million. For the same period in 2010, we had $0.44 million provided by financing activities.

We generated a net operating profit of approximately $21.17 million for the fiscal year ended March 31, 2011 and $15.06 million for the fiscal year ended March 31, 2010.

In August and November 2010, the Selling Stockholders, Ms. Liwen Hu and Mr. Haibin Zhong, purchased an aggregate of $20,000,000 in Convertible Notes from us bearing an interest rate of 3% per annum and were issued an aggregate of 800,000 warrants to purchase shares of our common stock (“Selling Stockholders’ Warrants”). The Convertible Notes automatically convert into common stock upon the effectiveness of this registration statement at the public offering price.

On August 31, 2010, we obtained proceeds of $10,000,000 from the issuance of the Convertible Notes to Ms. Liwen Hu. As of the date hereof, approximately $7,000,000 of the $10,000,000 has been used for tunnel expansion, general exploration on the Shangchao-Gangshan lead ore deposit and the infrastructure construction and site expansion of the Duchuan Smelter.  The remaining $3,000,000 was placed in an escrow account established with Guangzhou Kaituo Trading Co. Ltd. (the “Escrow Agent”) and was released to the Company on December 31, 2010.

On November 26, 2010, we signed all related agreements for the issuance of the Convertible Notes for the amount of $10,000,000 to Mr. Haibin Zhong.  We received $10,000,000 from the sale of the Convertible Note to Mr. Haibin Zhong on December 15, 2010.

We intend to use the $20,000,000 from the sale of the Convertible Notes as follows:  (a) $4,000,000 from the gross proceeds for the expansion construction of tunnels #1 in the Ore Mine as one more transportation track will be added to double the existing transportation capacity; (b) $10,000,000 for stage-one infrastructure construction to the Duchuan Smelter before upgrading its zinc-oxide production line; and (c) $6,000,000 for the general exploration, drilling and sampling for the Shangchao-Gangshan lead ore deposit.   We paid $300,000 to our placement agent, Maxim Group, LLC, as commissions and corporate finance fees, in connection with the sale of the Convertible Notes.

Based on the terms of the Convertible Notes (as amended) upon the effectiveness of this registration statement, the Convertible Notes shall automatically be converted into fully paid and non-assessable shares of our common stock at a conversion price equal to the offering price for the common stock offered herein.  The Warrants issued to the Selling Stockholders provided that they are exercisable at a purchase price equal to 110% of the offering price and further provided that in the event that the offering does not occur within ninety (90) days from the date of issuance of the Selling Stockholders’ Warrants, the exercise price shall be four dollars and forty cents ($4.40) per share.  However, on November 26, 2010, the parties agreed to revise the terms of the Warrants to state that they are exercisable at 110% of the offering price of our common stock, without qualification. Pursuant to an Amendment to the Warrants entered into between the Company and each of the Selling Shareholders, the exercise price of the Warrants was changed to $5.50 per share. In addition, on May 10, 2011, the Company and each of the Selling Shareholders entered into another amendment to the Warrants to delete the anti-dilution provision for issuances at below the warrant exercise price that had been contained therein.

Off Balance Sheet Arrangements.

 We do not have any off-balance sheet financing arrangements.

(36)

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the financial statements.

We believe that the following critical accounting policies reflect the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

  Revenue Recognition

Revenues for all our products are recognized when the title and risk of loss are passed to our customers and when collectability is reasonably assured.  The passing of title and risk of loss to the customer is based on terms of the applicable sales contract, generally upon shipment or delivery of the product.  There is no right of return once the products are deemed sold.

Foreign currency translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than the U.S. dollar are calculated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into the U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in other comprehensive income. The Company maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is our functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported.  Actual results may differ from these estimates. On an ongoing basis, management reviews estimates.  Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Capitalized development and ore access costs

In accordance with ASC 930-330, ore access costs during the development of a mine, before production begins, are recapitalized as a part of the depreciable cost of building, developing and constructing a mine. These capitalized costs are amortized over the productive life of the mine using the units of production method. The depletion base for the units of production method consists of proven and probable reserves. The productive phase of a mine is deemed to have begun when saleable minerals are extracted (produced) from an ore body, regardless of the level of production. The production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for purposes of obtaining access to an ore body. The costs incurred in the production phase of a mine are variable production costs included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.

Ore access costs related to expansion of a mining asset of proven and probable reserves are variable production costs that are included in the costs of the inventory produced during the period that the costs are incurred.

(37)

Land, plant and equipment, mining right, and exploration right

Mining right, plant, machinery and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value

Mining right	9 years	0%
Exploration right	1 year	0%
Plant and machinery	20 years	3%
Furniture, fixture and equipment	10 years	5%
Office equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

Costs related to mine infrastructure such as roads, buildings and mills, and smelters utilized in processing ore and concentrate are capitalized and depreciated over the estimated useful life

Cost incurred for the performance of surface reconnaissance, drilling and sampling costs as well as preparation of feasibility and engineering studies are expensed as incurred.

Exploration rights are permits to explore the ore capacity underground but without the actual mining right.

Application fees and other expenses related to exploration activities are expensed when occurred.

Impairment of long-lived assets

In accordance with guidance issued by the FASB, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Recently issued accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation ( Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades   - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on its financial position, results of operations or cash flows.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition .  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have a material effect on its financial position, results of operations or cash flows.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on its financial position, results of operations or cash flows.

  The FASB issued ASU No. 2010-12 through No. 2010-21. These ASUs, except for No. 2010-13, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.”   ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In June 2009, the FASB issued SFAS No. 168, “ The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162   ” (also issued as    Accounting Standards Update “ ASU”     No. 2009-01). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-1 had no impact on the results of operations or the financial position of the Company.

In August 2009, the FASB issued ASU No. 2009-5, “ Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.”   ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-5 did not have a material impact on the results of operations or financial position of the Company.

In May 2009, the FASB issued a new accounting standard (FASB ASC 855-10) on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

  In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 , “ Recognition and Presentation of Other-Than-Temporary Impairments” ,   (FASB ASC 320-10-65), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

(38)

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

(39)

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jintai Mining Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jintai Mining Group, Inc. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, and related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended March 31, 2011 and 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jintai Mining Group, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the results of its operations and its cash flows for years ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

November 16, 2011

(40)

Jintai Mining Group, Inc. and Subsidiaries

Audited Consolidated Balance Sheet

As of March 31, 2011 and 2010

(Expressed in USD Dollars)

	As of
ASSETS	31/Mar/2011	3/31/2010*
CURRENT ASSETS
Cash and cash equivalents	$3,601,657	$6,355,927
Accounts receivable, net	13,816,063	814,796
Inventory	11,411,998	11,067,205
Prepaid expenses	883,044	—
Paid in advance	8,860,462	2,435,061
Other receivable	461,747	632,777
Environment restoration deposit	279,831	268,767
TOTAL CURRENT ASSETS	39,314,802	21,574,533

NON-CURRENT ASSETS
Land,equipment, and mining claims	16,285,198	16,545,231
Accumulated depreciation	(1,798,118)	(1,315,114)
Land, equipment, and mining claims, net	14,487,080	15,230,117

Construction in progress	42,225,532	2,334,669
Accounts receivable, non-current	151,919	171,128
Other receivable, non-current	934	201,538
Paid in advance, non-current	442,433	—
Other non-current assets	194,800	29,576
TOTAL NON-CURRENT ASSETS	57,502,698	17,967,028

TOTAL ASSETS	$96,817,500	$39,541,561

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	10,135,230	1,430,264
Salary payable	22,721	4,906
Tax payable	8,400,243	892,324
Received in advance	4,225,681	—
Other payable	186,963	1,777,369
Common stock warrant liability	1,257,728	—
Accrued expenses and other liabilities	284,429	—
Due to related party	937,259	1,261,298
Convertible Note	20,377,036
Discount on Convertible Note	(1,427,683)
TOTAL CURRENT LIABILITIES	44,399,607	5,366,161

TOTAL LIABILITIES	44,399,607	5,366,161

STOCKHOLDERS' EQUITY
Preferred Stock; 1,000,000 shares authorized at
$0.0001 par value, no share issued and outstanding
Common Stock; 100,000,000 shares authorized at	3,200	3,200
$0.0001 par value, 32,000,000 shares
issued and outstanding
Paid in capital	242,891	238,428
Statutory reserves	144,882	144,882
Accumulated other comprehensive Income	3,128,523	1,340,189
Retained earnings	48,898,397	32,448,701
TOTAL STOCKHOLDERS' EQUITY	52,417,893	34,175,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,817,500	$39,541,561

The accompanying notes are an integral part of these financial statements

(41)

Jintai Mining Group, Inc. and Subsidiaries

Audited Consolidated Statements of Operations

For the Years Ended March 31, 2011 and 2010

(Expressed in USD Dollars)

	For the Year ended March 31
	2011	2010

Revenues
Sales	$47,697,237	$35,027,568
Cost of goods sold	19,332,426	18,430,647
Gross profits	$28,364,811	$16,596,921

Operating expenses
Selling and marketing	218,004	274,965
General and administrative	3,843,274	1,258,262
Impairment loss	3,132,675	—
Total Operating Expenses	$7,193,953	$1,533,227

Income (Loss) from continuing operations	21,170,858	15,063,694
Other income (expenses)
Change in fair value of warrant liability	300,820
Gain (loss) on disposal of fixed assets	(3,728)
Interest (expenses)	(412,679)	—
Other Income	14,119	11,715
Other (expenses)	(102,110)	(343)
Total other income (loss)	(203,578)	11,372

Income (loss) before income tax provision	20,967,280	15,075,066
Income taxes	4,517,584	2,283,889
Net Income	16,449,696	12,791,177

Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,788,334	34,697
Comprehensive income (loss)	$18,238,030	$12,825,874

Earnings per common share
Basic	$0.51	$0.40
Diluted	$0.49	$0.40
Weighted average common shares outstanding
Basic	32,000,000	32,000,000
Diluted	33,861,111	32,000,000

 The accompanying notes are an integral part of these financial statements

(42)

Jintai Mining Group, Inc. and Subsidiaries

Audited Consolidated Statements of Stockholders Equity

As of March 31, 2011

(Expressed in USD Dollars)

							Accumulated
	Preferred		Common				other
	Stock		Stock		Paid in	Statutory	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	Total
Balances as of March 31, 2009	$—	$—	32000000	$3,200	$238,428	$144,882	$1,305,492	$19,657,524	$21,349,526

Net Income(Loss) for the period					—	—	—	12,791,177	12,791,177
Other comprehensive income					—	—	34,697	—	34,697
Balances as of March 31, 2010	$—	$—	32000000	$3,200	$238,428	$144,882	$1,340,189	$32,448,701	$34,175,400

Capital from investor					4,463				$4,463
Net Income(Loss) for the period						—	—	16,449,696	16,449,696
Other comprehensive income					—	—	1,788,334	—	1,788,334
Balances as of March 31, 2011	$—	$—	32000000	$3,200	$242,891	$144,882	$3,128,523	$48,898,397	$52,417,893

 The accompanying notes are an integral part of these financial statements

(43)

Jintai Mining Group, Inc. and Subsidiaries

Audited Consolidated Statements of Cash Flows

For the Years March 31, 2011 and 2010

(Expressed in USD Dollars)

	For The Years Ended March 31
	2011	2010
Cash flows from operating activities:
Net income (loss) from continued operations	16,449,696	12,791,177

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Change of Common stock warrant liability	(300,820)
(Gain)/loss on disposal of fixed assets	3,728
Impairment loss on fixed assets	3,132,675
Amortization of discount on debt	134,754
Depreciation	419,067	747,391
Accounts receivable ,trade	(12,645,791)	(488,381)
Other receivable	396,703	(407,957)
Inventory	108,266	(4,026,923)
Paid in advance	(6,612,969)	(351,270)
Prepaid expense	(862,868)	136,994
Amortization of mining right	30,090	37,925
Deposit		(268,669)
Accounts payable	8,448,547	(6,947,106
Other payable	(1,625,565)	1,137,046
Salary payable	17,210	2,235
Tax payable	7,300,488	(192,022)
Accrued expenses	277,931	(124,267)
deferred tax	(190,349)
Received in advance	4,129,134
Net cash provided by operating activities	18,609,927	2,046,173

Cash flows from investing activities:
Short-term investment		2,196,582
Construction in Progress	(38,885,542)	(454,887)
Deposal of Property, plant and equipment	291,782
Purchase of property, plant and equipment	(2,813,510)	(2,058,502)
Net cash provided by (used in) investing activities	(41,407,270)	(316,807)

Cash flows from financing activities:
Cash from investor	4,463
Common stock warrant liability
Convertible Note	20,000,000
Due to related party	(367,372)	440,781
Net cash provided by financing activities	19,637,091	440,781

Foreign currency translation adjustment	405,982	6,668

Net increase (decrease) in cash and cash equivalents	(2,754,270)	2,176,815

Cash and cash equivalents:
Beginning of period	6,355,927	4,179,112
End of period	3,601,657	6,355,927

Cash paid for:
Interest	$—	$—
Income tax	$100,047	$2,607,402

The accompanying notes are an integral part of these financial statements

(44)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

NOTE 1 --- Business Summary

Jintai Mining Group, Inc. (The Company) was incorporated in the state of Delaware on June 14, 2010. The operations of the Company are based in China. The Company is a large vertically-integrated mining and refined zinc and lead mineral producer with exploration, mining, separating, smelting and further processing operations. For consolidation purpose, Jintai Mining Group, Inc. includes the following subsidiaries.

a)      Jintai Mining Co., Limited (Jintai HK)

Jintai HK was incorporated in Hong Kong on April 28, 2010. We operate our business through our wholly-owned subsidiary, Jintai HK, a Hong Kong limited liability company, and other subsidiaries owned and controlled by it. Jintai HK is a holding company, in turn, operates through its wholly-owned subsidiary, Guangzhou Xiangguang Corporate Management Co., Ltd., which controls our operating entity, Huanjiang Jintai through a series of variable interest entity (VIE) contractual arrangements.

b)     Guangzhou Xiangguang Corporate Management Co., Ltd. (Xiangguang)

Xiangguang was incorporated in the People’s Republic of China (“PRC”) on August 24, 2010. Xiangguang’s relationship with Huanjiang Jintai and its shareholders is governed by a series of contractual arrangements, also known as VIE agreements, under which Xiangguang is granted the right to manage Huanjiang Jintai and entitled to receive the revenue and control the asset of Huanjiang Jintai. Under this corporate structure, neither Jintai nor Xiangguang owns any equity interest in Huanjiang Jintai. Xiangguang’s contractual arrangements with Huanjiang Jintai are designed to provide Xiangguang with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Huanjiang Jintai, including absolute control rights and the rights to the assets, property and revenue of Huanjiang Jintai. The VIE agreements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

c)      Huanjiang Jintai Mining Co., Ltd.

Huanjiang Jintai Mining Co. Ltd. (Huanjiang Jintai) was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on November 27, 2003 with its principal place of business in Hechi city, Guangxi Province, the PRC. The principal activity of Huanjiang Jintai is mining, separating, and smelting of zinc and lead ore. The main products are zinc and lead concentrates, zinc calcine, zinc dust and sands, pyrites and sulphuric acid. Huanjiang Jintai’s operations are organized and managed according to its product category and geographic locations: Shangchao zinc and lead ore mine of Huanjiang County; Yagang concentrator and Xingda concentrator; and Duchuan smelter.

Jintai Mining Group Inc. and Jintai Mining Co., Limited and its shareholders entered into a Share Exchange Agreement on August 3, 2010. As a result of the Share Exchange, Jintai Mining Co. Limited becomes the wholly owned subsidiary of Jintai Mining Group Inc.

The Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of management consulting for metal mining industry and metal trading in the People’s Republic of China (the “PRC”)

Details of Subsidiaries and variable interest entity:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered capital	Effec tive interest held
Jintai Mining Group, Inc. (USA)	USA, incorporation company	Engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.	USD $3,200	100%
Jintai Mining Co., Limited (Hong Kong)	Hong Kong, a limited company	Hong Kong holding company of Guangzhou Xiangguang Corporate Management Co., Ltd.	HK $10,000	100%
Guangzhou Xiangguang Corporate Management Co., Ltd.	The PRC, a limited company	Provision of business consulting service in the PRC	HKD 1,500,000	100%
HuanJiang Jintai Mining Co., Ltd. #	The PRC, a limited liability company	In Hechi City, Guangxi Province, the PRC	RMB 2,000,000

# represents variable interest entity

(45)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

NOTE 2 --- Summary of Significant Accounting Policies

1.        Basis of presentation

The accompanying consolidated financial statements have been prepared by management in accordance with both the Generally Accepted Accounting Principles in United States (US GAAP). Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

2.        Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

3.        Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. On an ongoing basis, management reviews estimates. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

4.        Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. We routinely monitor and evaluate counterparty credit risk related to the financial institutions by which our short-term investment securities are held.

5.      Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries and variable interest entity (“VIE”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The Company has adopted the Accounting Standards Codification (“SAC”) ASC Topic 810-10-25 “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

6.      Variable interest entity

The Company assesses the terms of its interest in the entity to determine if the Company is the primary beneficiary as prescribed by ASC 810-10-25. Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

(46)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

7.      Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at lower of cost or market value, cost being determined on the weighted moving average cost method.

Raw materials inventory – products from ore mine include the following costs: stripping costs recorded into inventory produced during the period the costs are incurred, ore expansion costs, labour costs related to excavation of ore, electricity, raw ore transportation costs from mining site to concentrator, amortization of mine right costs, depreciation of mine infrastructure costs.

Work in progress inventory – products from concentrator facilities include the following costs: stripping costs, ore expansion labour cost related to excavation of ore as well as concentrator operation wages, electricity, water costs, transportation cost from mine to concentrator facility, amortization of mine right costs, depreciation expense of mine infrastructure cost as well as depreciation related to concentrator facility as well as cost related to tailing deposit warehouse.

Finished goods inventory - products from smelter facility include the following costs: stripping costs, ore expansion labour costs related to excavation of ore as well as smelter operation wages, electricity, water costs, transportation costs from mine to smelting facility, amortization of mine right costs, depreciation expense of mine infrastructure costs as well as depreciation related to smelting facility.

8.      Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, and the economic environment. The Company does not record its allowance for doubtful accounts receivable at the time a sale is made based on the agreed payment terms at the outset of the arrangement. The Company’s accounting policy for recording allowance for doubtful accounts receivable is determined on the basis of bad debts history which helps it to predict the probabilities of non-payment. Management’s accounting policy is that the Company records an allowance for accounts receivable due within certain periods from the latest fiscal year end of its accounting period. Currently, the amount of allowance is calculated as 5% for Accounts receivables which are due within 1 year, 10% for those due from 1 to 2 year, and 15% for those due from 2 to 3 year. Accounts receivable, which are due more than 3 years, are fully written off as bad debt. Accounts receivable with balance due more than 1 year are recorded as non-current assets. As of March 31, 2011 and 2010, the Company has recorded an allowance for uncollectible accounts.

9.      Capitalized development and ore access costs

In accordance with ASC 930-330 Ore access costs during the development of a mine, before production begins, are capitalized as a part of the depreciable cost of building, developing and constructing a mine. These capitalized costs are amortized over the productive life of the mine using the units of production method. The depletion base for the units of production method consists of proven and probable reserves. The productive phase of a mine is deemed to have begun when saleable minerals are extracted (produced) from an ore body, regardless of the level of production. The production phase does not commence with the removal of de minimi saleable mineral material that occurs in conjunction with the removal of overburden or waste material for purposes of obtaining access to an ore body. The costs incurred in the production phase of a mine are variable production costs included in the costs of the inventory produced (extracted) during the period that the costs are incurred.

Ore access costs related to expansion of a mining asset of proven and probable reserves is variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred.

(47)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

Our criteria to determine whether activities related to expand reserves are exploration costs or development costs are:

Exploration is the search for resources suitable for commercial exploitation. It includes:

• Researching and analyzing historic exploration data.

• Conducting topographical, geological, geochemical and geophysical studies.

• Exploratory drilling, trenching, and sampling.

Evaluation means determining the technical feasibility and commercial viability of a mineral resource:

• Determining volume and grade of deposits.

• Examining and testing extraction methods and metallurgical or treatment processes.

• Surveying transportation and infrastructure requirements.

• Conducting market and finance studies.

The Company expenses all exploration and evaluation costs as incurred.

Development means establishing access to the mineral reserve and other preparations for commercial production.

• Commencement - Phase commences when it is determined that commercially recoverable reserves exist (usually through completion of a feasibility study) and a decision is taken by management to develop the mine.

• Conclusion – This phase concludes upon the commencement of sustainable production from the resource.

Basic costs included in the development phase:

•Advance removal of overburden and waste rock.

•Infrastructure development (road building).

•Shaft sinking

Development costs are usually carried forward until the mine is commissioned (production begins) because the expenditure is for future benefit from the mineral extraction.

• Capitalized development costs are then amortized using the units-of-production (UOP) method when the resources are mined.

Our estimates for mineral reserves are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation and depletion rates in future reporting periods.

10.   Land, plant and equipment, mining right, and exploration right

Mining right, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Mining right	9 years	0%
Plant and machinery	20 years	3%
Furniture, fixture and equipment	10 years	5%

Expenditure for maintenance and repairs

Cost related to mine infrastructure such as roads, administrative buildings and mills and smelters utilized in processing ore and concentrate are capitalized and depreciated over the estimated useful life.

Cost incurred for the performance of surface reconnaissance, drilling and sampling costs as well as preparation of feasibility and engineering studies are expensed as incurred.

Exploration rights are permits to explore the ore capacity underground but without the actual mining right. Application fees and other expenses related to exploration activities are expensed when occurred.

(48)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

11.   Impairment of long lived assets

In accordance with guidance issued by the FASB, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

In 2010, the Company decided to dispose some long-lived assets. The disposal of the fixed assets was classified into 2 groups: long-lived assets to be abandoned and long-lived assets held for sale. The subarea of the tailings containment facility, adit in working area number 3 and zinc oxide production workshop were committed to be abandoned due to these were no longer in alignment with the Company’s day to day operations and these assets were considered with no salvage value. Total $3,132,675 (21,019,312 RMB, including 16,505,666 RMB for abandoned assets and 4,513,646RMB for assets held for sale) was recorded as impairment loss for the year ended March 31, 2011.

12.   Revenue recognition

The Company sells its products pursuant to sales contracts entered into with customers. Revenues for the Company’s products are recognized when the title and risk of loss pass to the customer and when collectability is reasonable assured. The passing of title and risk of loss to the customer is based on terms of the sales contract generally upon shipment or delivery of product. There is no right of return once produce is sold.

13.   Comprehensive income (loss)

FASB ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

14.   Income taxes

The Company conducts all its operating business in China. The Company is governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States Income Tax.

15.   Earnings per share

The Company computes earnings per share (EPS) in accordance with ASC 260, “Earnings per share”. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutives effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

16.   Foreign currencies translation

The Company follows ASC 830, “Foreign Currency Translation”, for the translation and re-measurement of balance sheet and income statement items into U.S. dollars.

The reporting currency of the Company is the United States dollar (“U.S. dollars”). The Company’s subsidiary maintains its books and records in its local currency, Hong Kong dollar (“HKD”) and the Renminbi Yuan (“RMB”). The Renminbi Yuan (“RMB”) is functional currency as being the primary currency of the economic environment in which its operations are conducted. Transactions denominated in currency other than functional currency are translated (re-measurement) first into the functional currency at the prevailing exchanges rates when transaction occurred, with the transaction gain or loss being included in determining net income for the period in which the exchange rate changes (ASC 830-20-35-1). During consolidation, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as a component of accumulated other comprehensive income.

(49)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

17.   Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of income and comprehensive income as and when the related employee service is provided.

18.   Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

19.   Fair value of financial instruments

The Company values its financial instruments as required by FASB ASC 825, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, advance to a third party, inventories, accounts payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

20.   Fair Value of Common Stock Warrant Liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”. The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Gain (loss) from change in fair value of common stock warrant liability.”

21.   Recently issued accounting standards

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on its financial position, results of operations or cash flows.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have a material effect on its financial position, results of operations or cash flows.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on its financial position, results of operations or cash flows.

The FASB issued ASU No. 2010-12 through No. 2010-21. These ASUs, except for No. 2010-13, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

(50)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

NOTE 3 --- Ore Reserve Determination

Methodology

The following general methodology used to complete the ore estimate is summarized as follows:

·        A study of the regional and local geology.

·        Lithological units within the mine area

·        Statistical analysis

·        Reference to China reserve/resource estimation handbook

·        Professional experience with the type of deposit

The geological modeling and basic materials and data for resource estimation are based on the Prospecting Report for Shangchao-Gangshan Lead-Zinc Mining Area of Huanjiang County in Guangxi Zhuang Autonomous Region submitted in 2004, the Review Report for Resource/Reserve of Shangchao Lead-Zinc Mining Area in Huanjiang County in Guangxi Zhuang Autonomous Region submitted in July of 2008 and the complementary survey, sampling and assay program conducted by Jintai Mining Co., Ltd under supervision of a BOYD senior mining representative in the period August through October, 2010.

Datamine Corporate Limited (Datamine) software was employed for generation of the geologic model of the deposit. The Datamine software has been accepted since 2001 for estimation of resources/reserves in China.

The ore body occurs in biogenic reef limestone and marilite as well as fine to coarse crystalline dolomite in the argillaceous limestone cover layer. The ore body further extends along strike and dip directions, but is strictly controlled by biogenic reef, dolomite and F4 fault. Striking in an approximately north-east direction, the ore body is approximately stratified in shape. Its middle portion is dissected by fault or fracture (F9) along the strike, leading to south-westward displacement of the lower ore body.

Under the lithological and structural control and in combination with sampling deployment and grade situations, it is believed that the grades of the ore body are even and continuous. Thus, the mathematical three-dimensional finite difference method is adopted for modeling. In order to better control the boundaries, the ore body is delineated in a horizontal plane (mining levels), leading to confinement of the grade estimation domain. The grade estimation, employing geostatistical three-dimensional variographical methods, is undertaken for the creation of the geological block model.

The basic geological work did not provide bulk density determination. The tested bulk density value of 3.0t/m3 described in the exploration report for the neighboring Beishang deposit, whose ore types are similar to the Shangchao’s deposit, is accepted for this study.

Sample point coordinate data for the drives and crosscuts submitted to BOYD for this study, included the two endpoints and the middle coordinates of the openings. Correction for deviation of the survey data was not required based on our judgment of the minimal deviations observed in the openings. The primary database for the block modeling including collar, assay, survey and geology tables are built through methodical sorting and calculation of the data-sets. Sampling lengths average approximately 2 meters.

The ore body, manually delineated by stringing up the sampled segments of the drives/crosscuts on the plan map of roadway engineering, is transformed into a wireframe to form a three-dimensional boundary. A prototype model is used to fill the enclosed (solid) wireframe to form a blank model. The sampling data taken within the delineated ore body are interpolated in three-dimensional space to form the final model.

A delineation method is utilized to capture the contact between ore body and the wall rock in the workings. Linear and/or curve connections are projected between drives/crosscuts openings; the thickness of the ore body between openings was not larger than the average thickness of the ore body within drives/crosscuts openings on both sides. In the places where the sampling is insufficient, the location of F4 fault and biogenetic reef and the distribution of dolomite are considered.

For differentiation of the ore body and the wall rock, boundary grades are utilized. Cut-off grades of Zn>0.5% or Pb>0.5%, are utilized in defining the boundary of the ore body; when both Zn and Pb grades are less than 0.55, the wall rock is defined. On the whole, the boundary between the ore body and the wall rock is quite distinct.

The sampling data from the deposit did not include instances of extremely high metal grades, eliminating the need to consider special treatment of extremely high metal grades prior to the grade estimation exercise. It was determined that the sampling data supported determination of probable reserves of Zn and Pb ore.

(51)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

The following parameters are used in the block modeling:

• Grade estimation method: inverse distance squared method

• Grade estimation ellipsoid occurrence: dip direction 160°, dip angle 80°

• Basic grade estimation radius for indicated resource: 25m×25m×10m (strike×dip×thickness)

• Grade estimation radius for inferred resource: 75m×75m×30m (strike×dip×thickness)

• Minimum amount of samples for grade estimation: 1

• Maximum amount of samples for grade estimation: 20

• Grade estimation quadrant limit: samples were from at least two quadrants and each quadrant had a minimum of 1 sample and a maximum of 20 samples to be involved in the grade estimation

•   Basis unit dimensions: XD=10m, YD=10m, ZD=10m

•   Sub-block sizes at the X, Y and Z directions: 2.5m, 2.5m, 2.5m

•   Bulk density: the average value of 3t/m3 was adopted

SEC Guidelines

The United States Securities and Exchange Commission (SEC) have established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether the Company’s ore reserves can be classified as proven or probable.

The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at March 31, 2010. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company believes that it is appropriate to use a moving average price for measuring ore reserves as such a price, better matches the period over which the reserves will ultimately be mined.

The Company’s board of directors met several times during the year with the management team and outside experts to review ore reserve methodology, to identify best practices in the industry and to receive reports on the progress and results of the Company’s mine development efforts.

The March 31, 2010, ore reserves were reviewed by J.T. Boyd Company (“J.T. Boyd"), a third party independent consultant, who are experts in mining, geology and ore reserve determination. The Company has utilized J.T. Boyd to carry out independent reviews and inventories of the Company’s ore reserves since May 2010. J.T. Boyd has consented to be a named expert herein.

J. T. Boyd has provided a reserve report for the Shangchao Mine. As of March 31, 2010, the Company’s total probable zinc and lead reserves were 1,886,000 ROM ore tonnes containing 1.19% lead and 5.19% zinc on a diluted basis. The zinc and lead ore reserves are sulphide-based.

NOTE 4 --- Mining Operations Disclosure

1. Mining properties and licenses

(1) Mining license property --- Shangchao zinc and lead mine

The Shangchao Mine is located 50 km (direct distance) north of Huanjiang County, Guangxi Province, or 70 km in road distance from Huanjiang. From Hechi City, the mine is situated approximately 80 km away. The mine area falls under the jurisdiction of Shangchao Township of Huanjiang County.

Hechi City is connected to Shangchao by a dedicated railway line. The mine area has a very convenient transportation network system, with third-class roads traversing Hechi, Huanjiang, and Shangchao. The Shangchao Railway Station is only 1 km away from the mine site and a simple highway connects Shangchao Town and the mine site. A commercial airport exists at Nanning, capital city of Guangxi Province. Nanning is about three and half hours by road to Hechi City. Road access to both Hechi and to major highways and rail systems from the mining area is considered adequate. Power from existing national grid is adequate and readily available to the operations and is provided to the mine by the Shangchao transformer substation of the Huanxian Power Supply Company, which is part of the PRC power network. Water supply for mining and processing comes from the Huanjiang River, which is near Shangchao village.

(52)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

The Shangchao Zinc/Lead Mine mining right covers a land area of 2.8313 square km and has the following boundary description:

Abscissa (X) Ordinate (Y)

2794802.66 36520076.17

2795601.56 36520074.87

2795602.16 36520494.67

2796063.76 36520493.97

2796063.76 36520928.37

2796742.66 36520928.37

2796742.66 36521928.37

2794792.66 36521928.37

The mining right certificate authorizes a mining depth of between elevations 458.271 m and 219.971m above sea level, and an authorized output level of 30,000 tpa. The mining right term extends to December 2018 and is generally renewable for a subsequent nine-year term for a medium scale zinc/lead mine upon the payment of the rental fee. BOYD understands that the mine operator intends to apply for both extension of the existing certificate and expansion of the mining rights to possible mineral deposits below the 220m elevation after its expiration.

Mining license: On December 12, 2009, Huanjiang Jintai renewed its mining rights over the Ore Mine, which license will expire on December 12, 2018. This mining license is subject to periodic renewal.  An application for renewal needs to be submitted at least 30 days before the expiration date and the extension will be approved if the applicant satisfies all applicable requirements and pays the appropriate resource fee.  Ten, twenty and thirty years are the maximum periods of time for mining licenses for small, medium and large deposits of ore mines, respectively.

(2) Exploration license properties --- Shangchao-Gangshan Lead Ore Deposit; Shangchao Lead Ore Deposit; and Dongjiang Zinc Ore Deposit. These three exploration license properties are located at Huanjiang Mao Nan Autonomous County.

(3) Concentrator and smelter properties --- Yagang concentrator, Xingda concentrator and Duchuan smelter

Yagang concentrator locates at Leyang town, Huanjiang County; Xingda concentrator at Xunle town, Shangchao; and Duchuan smelter at Cunshan town, Huanjiang County.

Other licenses needed to be hold for mining operations: In order to conduct business, especially mining and exploration activities in the PRC, the Company is required to maintain various licenses from the appropriate government authorities, including general business licenses, valid mining licenses, exploration licenses, pollutant emission licenses, safety production licenses and other relevant licenses and permits to conduct mining extraction and exploration activities. On the other hand, the relevant Land and Resources Law of PRC allows for two-year extensions of an exploration rights license. As per the Regulations for Administration of Mineral Resources of Guangxi Zhuang Autonomous Region, the granting of an extension of an exploration rights license is dependent upon the exploration stage a company is at. At the first two stages (reconnaissance and prospecting), no extensions are allowed. However, once a company enters the third stage (general exploration) and/or the fourth stage (detailed exploration), it is permitted to extend its license up to two times, each for two year periods. To successfully renew exploration license, minimum expenditures are required to be met. The minimum expenditure requirement prescribed by the applicable PRC laws is as follows: i) RMB 2,000 per square kilometer during the first year of having the exploration license; ii) RMB 5,000 per square kilometer during the second year of having the exploration license; and iii) RMB 10,000 per square kilometer during the third year of having the exploration license. Normally, RMB 500,000 is estimated to be the minimum investment amount for any exploration project conducted.

The Company owns 100% of all above properties.

2. Historical and current geological work

(1)   Prior Work

Chronologically, historic geological work at the Shangchao Mine Site is as listed below:

• 1959 – 1968: Guizhou and Guangxi geological survey teams successively conducted geological surveys with maps prepared at a scale of 1:200000, yielding the Rongjiang and Luocheng geological maps. These maps cover the Shangchao mining area and formed the basic data for the work on geology and mineralization determination in the subject area.

• 1987 – 1988: Guangxi geophysical prospecting team and Guangxi No. 6 geological team successively completed geochemical investigations in the area, resulting in 1:200,000 scale Luocheng and Rongjiang geochemical maps. These maps were the source for identifying seven mineralization areas where elements such as Cu, Pb, Zn, etc., were delineated. This provided valuable data for further prospecting work.

• 1989 – 1992: Guangxi No. 7 geological team completed a regional geologic survey and associated 1:50,000 scale mapping, and this work systematically categorized strata and sedimentary facies.

• 2002 – 2004: Guangxi No. 7 geological team and Geophysical/ Geochemical Prospecting Institute, a subsidiary of Guangxi Geological Exploration Institute, probed the Shangchao Zinc/Lead Mine area and submitted the report entitled: “The Investigation Report of Shangchao Zinc/Lead Mine Area of Huanjiang County in Guangxi Province.” A total resource of 129.9 Kt, at contained metal of 6.1654 kt (Pb + Zn), representing 332 plus 333 category (based on the Chinese standard) was reported. This report is said to have been approved and adopted as the official document Gui Reserve Review Committee File No. 8 (2004) and was recorded in the Land and Resources Department of Guangxi.

(53)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

The 2002 − 2004 prospecting/exploration work primarily included geological mapping (revision of local geology), geophysical survey, investigation of old underground openings, refurbishment of old underground openings, and diamond drilling (three drill holes with an average depth of 380 m). The exploration program also included analysis of geochemical sampling. The following summarizes the reported work completed in the prospecting/exploration program:

• Geological Mapping (revision of local geology) – 12.30 km2.

• Investigation of Old Underground Openings – 4674.1 m.

• Refurbishment of Old Underground Openings – 2369.9 m.

• Drilling – 1140.38 m (drill holes ZK6510, ZK6508 and ZK6613).

• Geophysical Survey (well) – 780.38 m.

• Drilling Platform (sketch) – 497.38 m2.

• Access Roads (drilling) – 1,388 m.

• Geochemical Sample Analysis – 200 (pieces).

• Rock Specimen – 82 (pieces).

• Exploration Line Survey – 1 (Length 527 m).

(2)   Recent Prospecting/Exploration Work

Mine development commenced in October 2005, on a small scale at an output level of less than 300 ktpa.

In 2008, while mining was actively in progress, Jintai Mining Co. Ltd conducted a further underground geological probe on the levels of 245 m and 265m in order to augment the resource base of the Company. This additional work led to the preparation of a resource validation report. This work involved crosscutting and drifting, with channel samples taken for assay. The 2008 work program is summarized below:

• Tunnelling – 291.5 m (drifting: 165.00 m; crosscutting: 126.50 m).

• Mined-out Area Survey – 9 (survey points).

• Crosscut Mapping/Logging – 126.50 m (drifts not sampled).

• Investigation of Old Underground Openings – 2,500 m.

• Sampling – 86.

• Assays – 86.

In August of 2010, Jintai Mining Co., Ltd conducted additional sampling and assay work in the drifts and crosscuts in the 305~318 midsections. The sampling involved 8 cross-cutting projects, with a total of 173 samples.

3.      Mining Method Description

The rock strata in the underground Shangchao Mine is composed principally of granite; which is strong, stable and competent, thereby providing favorable geotechnical conditions at the mine. Structures controlling the ore bodies are determined to be moderately wide and relatively steeply dipping. The ore body has an average width of about 17m. The grades are fairly constant throughout the ore bodies and there exists a reasonably distinct contact between the ore bodies and hanging-wall/footwall. The dip of the deposit averages 65 o. Based on preceding attributes of the ore bodies, Shangchao Mine has chosen to employ two mining methods contemporaneously, Shrinkage Stoping (primary) and Sublevel Open Stoping (secondary) and/or a variation of the two methods in some places.

Shrinkage Stoping

Mining method in which broken ore is temporarily retained in the stope to provide a working platform and/or to offer temporary support to the stope walls during active mining since the ore swells when broken, the muck pile in the stope is shrunk a corresponding amount (about a third) by drawing some of the broken ore out as the stope is advanced upwards/up-dip. Eventually, when the entire vein has been blasted, filling the stope with broken ore, the ore is extracted by a process similar to block caving from chutes beneath the undercut.

Sublevel Stoping

This mining method entails providing access to the ore body at various sub-levels between the main haulage levels in order to drill and blast the intervening ore. Stope drilling is carried out from drilling drifts on the sublevels and the ore is blasted in slices towards an open face, which generally is vertical on the up holes. The blasted ore falls to the bottom of the stope and is collected through draw-points.

Development

The development work necessary to prepare sublevel stoping in comparison to shrinkage stoping is generally more extensive and the development primarily entails drifting to prepare sublevels. On the whole, shrinkage stoping is widely used at Shangchao Mine.

(54)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

Development at Shangchao is performed efficiently in an environment of multiple stopes on two levels. Currently developed mining levels are 280m, 265m, 245m and 225m. The dimension of the main drive is 2.2 x 2.2m; production drift (crosscut) 2.0 x 2.2m; and rib raise 2.0 m x 2.0 m. Where sub-level stoping is employed, sub-level height of 5 to 7m is used and the draw-points are at 5m intervals (center to center).

·        Crown pillar: 3m,

·        Rib Pillar: 6m,

·        Sill Pillar: 5m.

·        Stope length: 50 - 60m

Crosscuts are driven off the haulage (main) drift as soon as practicable into rib pillars to access to neighboring ore bodies and stope raises. The haulage drift is continued, driving to the first draw-point with the drift. This draw point is driven on the edge of the rib pillar and completely through the ore in order to connect the chute of the stope to facilitate the raise mucking and also serve as a starting point for the stope sill. The remaining draw-points are driven as they are reached by the haulage drift.

Upon completion of the haulage drift and draw-points, the stope sill is begun from the No.1 draw-point; the silling operation commences at a drift elevation height of 2m and is performed by the same crew as developed the drift. The initial sill width is limited to the ore contacts of the ore width. The sill breaks into each boxhole as it is reached. When the sill is complete, the stoping operation begins with undercutting followed by slotting.

Where sublevel stoping is employed, boxholes are developed within the rib pillar at designated sublevel heights for further development of the sublevel.

Short/Longhole drilling and Blasting

A domestically manufactured pneumatic drill is used to drill the ore section above the undercut/sublevel in a fan spread or parallel pattern vertically upwards or tilted (tilting angle between 25o and 30o). For shrinkage stoping, blastholes are spaced 0.8 m to 1 m apart, with blasthole length ranging between 1.5 m to 2.5 m; 400 mm tamping is employed.

The production cycle is summarized as follows: Drill and Blast → Ventilation → Ore Drawing → Scaling/Roof Inspection.

Drilling is performed independently of other activities; often well ahead of explosive loading. Drilling, explosives loading, and blasting are timed in accordance with the mine’s production schedules. Blasting of the ore body on each sublevel starts at the hanging wall, with mining retreating toward the footwall. BOYD’s site visit observations indicate that drilling and blasting are handled by competent drilling/blasting crews.

Currently, there are 20 production stopes distributed over multiple levels within the nine mining portals yielding roughly 2,000 tonnes of ore per day. The No. 2 ore body is being extracted currently.

Ore handling

Ore handling involves discharging broken ore from ore chutes into 0.7 m3 mine cars, for transportation on haulage levels and subsequent hoisting to the surface through an incline shaft. Two mine cars are hoisted to the surface at each time.

Underground conditions at Shangchao are ideal for the type of mining operations conducted. Ore chute locations are designed with distances matching haulage equipment in use (rail haulage). Roof scaling and broken ore levelling in stopes, like other procedures in Shangchao Mine, are efficient. The haulage equipment is maintained in continuous operation. When a stope is depleted, the broken ore is extracted and where necessary, backfilled with waste rock from drift development. Ore dilution at Shangchao approximates 10%; ore recovery approximates 90%, depending on local conditions.

The production cycle for our ore mining activities is summarized as follows: Drill and Blast —+ Ventilation —+ Ore Drawing Scaling/Roof Inspection.

(55)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

Ore Processing

Ore processing activities are considered to be the second stage in the mining operation. Ore processing entails the physical extraction of ore from the Company’s mine, which is then converted into nonferrous metals concentrates, known as zinc and lead concentrates and then processed into final products. In order to produce the zinc and lead concentrates, the Company segregates the usable components of ores from waste rock through physical (such as magnetic separation) or chemical methods, or a combination of the two.

After segregation, usable metal ores are transported to one of the Company’s three principal processing facilities, known as (a) the Yagang concentrator; (b) the Xingda concentrator; and (c) the Duchuan smelter facility, for the production of finished products. At these processing facilities, the Company produces the following main products: zinc calcine, zinc dust and sand, electrically collected zinc dust, sulfuric acid, zinc oxide, zinc and lead concentrate and pyrite.

4.      Regional/Local Geology and Mineralization

(1)   Regional/Local Geology

The mine area is located in the western extreme of the Luocheng depression belt, which forms part of the Gui northeast - Gui middle depression belonging to the South China fold system and/or it reposes in the eastern wing of the southern end of the Shangfu ~ Kenyue Anticline.

(2)   Strata

The mine right area is mainly underlain by strata of the middle series of the Devonian system, followed by the upper series of Devonian system and, to a lesser extent, some strata in the lower series of Carboniferous system. There is a biogenetic reef feature occurring in Beishan village. A list of the strata from bottom to top is as follows:

- Donggangling formation (D2d) of middle series of Devonian system.

- Guilin formation (D3g) of upper series of Devonian system.

- Rongxian formation (D3r) of Upper series of Devonian system.

Raoyunling (C1y) of lower series of Carboniferous system v Shangchao formation of lower series of Carboniferous system (C1sh).

- Shangchao formation of lower series of Carboniferous system (C1sh).

(3)   Structure

The regional structure is relatively complex. Moderately developed folds and faults, occurring in a tight linear and reversed manner along the NNE direction (strike), are present. The strata range in dip from between 8 and 30 degrees (at the extreme ends where faulting is pronounced). The folds are mainly in the area impacted by the Shangfu ~ Kenyue Anticline. The main anticline axis crosses the site of Kenyue village in the south of the concession area, further running through Shangfu village, where it extends to Guizhou Province. The length of this anticline in Guangxi Province is 32 km with a width of 8 km. The Sipai formation of lower series of the Devonian system and Donggangning formation of the middle series of Devonian system form the strata underlying the axis.

(4)   Magmatic Rock

Magmatic rock exposure in the tenement is non-existent. However, deductions made based on available gravity and magnetic data indicate the occurrence of concealed granite in the Beishan area, which is thought to have contributed to the genesis of mineralization in the area by providing needed hydrothermal condition for the transportation of magmatic fluids (molten ore).

(5)   Metamorphisms and Alteration of Surrounding Rock

Regional metamorphism occurs only in the strata of Lijiapo formation (Z1j) of Sinian system that is situated in the northern periphery of the mining right area. Lithologically, the rock is gray to grayish-green in color, with constituents being solely varying grain sizes of weakly metamorphosed conglomeratic argillaceous sandstone. No obvious metamorphism occurs in the area, but alteration of surrounding rock is relatively obvious and pronounced. Alteration of the surrounding rock occurs mainly in the form of dolomitization, retrograded dolomitization, and pyritization.

(6)   Ore Deposit Characteristics

The reported main area of mineralization being exploited by the Shangchao Zinc/Lead Mine is the No. II deposit. This mineralization deposit occurs between exploratory lines No. 65 and No. 66 and is controlled by the following engineering works, PD60-1, CD1, CD2, CD4, YD265-CD1, and YD245-CD1. The deposit is stratified, striking north–south, but tilts toward the northeast (NE) at some places. The direction of dip ranges between 99 and 140 degrees, with an inclination of 50 to 78 degrees. The strike length of the deposit is 135 m, with a thickness ranging between 1.09 m and 44.02 m, averaging 16.63 m. It is located at a depth of between 318.8 m and 389.8 m from the topographical surface and it is said to be truncated by fault F9 in exploratory line No. 66. The deposit occurs in biogenic reef limestone, marilite, and fine to coarse grain dolomite overlain by argillaceous limestone. The ore body is strictly controlled by biogenic reef, dolomite occurrences, and faulting.

(56)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

(7)   Mineral Composition of Ore

The mineral constituents of the zinc/lead-bearing ore are predominantly pyrite and sphalerite, with minor amounts of galena. Mineralized veins include dolomite, traces of calcite, quartz, and carbonaceous material.

Following is a general description of the primary mineral constituents:

Grain
Mineral	Color	Type	Size (mm)
Pyrite	Light Yellow	Hypidiomorphic to allotriomorphic	0.1~2
Sphalerite	Chocolate Brown	Allotriomorphic (some idiomorphic)	0.1~0.8
Galena	Lead Gray	Hypidiomorphic w/partial idiomorphic	0.1~0.5
Dolomite	Gray White	Hypidomorphic and idiomorphic	10
Calcite	Light Gray	Allotriomorphic	~0.5
Quartz	Ivory	Allotriomorphic	0.5

Quartz often occurs in cementation with carbon and argillaceous material. Carbon also occurs irregularly in dolomite grains with a content level of less than 10%.

(8)   Chemical Composition of Ore

The grade of the deposit is reported to be between 0.16% and 2.083% for lead, averaging 0.98%, and between 1.05% and 8.60%, averaging 4.61%, for zinc.

(9)   Ore Type and Grade

The grades of the zinc/lead ore were classified based on Chinese standards, as follows:

- Equivalent grade Pb+Zn<4% classified as lean ore.

- Equivalent grade Pb+Zn 4%~ 8% classified as medium ore.

- Equivalent grade Pb+Zn> 8% classified as rich ore.

The combined grade Pb+Zn of most of the ore blocks of the No. II deposit is reported to be between 4.68% and 6.29%; hence, it is classified as medium ore in terms of grade.

(10) Country Rock and Gangue Material

The country rock is primarily reef dolomite and brecciated dolomite. The deposit thickness ranges from several meters to tens of meters, with the footwall composed of biological clastic limestone, with localized altered dolomite. The boundary between the deposit and the country rock is distinct and distinguishable by visual inspection. There is virtually no gangue material embedded in the No.II deposit.

NOTE 5 --- Cash on Hand

Various routine business transactions are conducted in cash such as sales of material and purchases of materials, cash on hand as of March 31, 2011 and 2010 was $2,597,150.39(RMB17, 027,956.79) and $105,243 (RMB 718,423) respectively.

NOTE 6 --- Accounts Receivable, Net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. At the balance sheet date, all of the accounts receivables were related to PRC wholesaling and their credit period is usually ranged from one year to three years. Based upon the aforementioned criteria, management has determined that as follows:

	31-Mar-11	31-Mar-10
Accounts receivable, gross	$14,719,296	$1,050,827
Less: allowance for doubtful accounts	-751,314	-64,903
Accounts receivable, net	13,967,982	985,924
Accounts receivable is separated as current and non-current assets
Accounts receivable, net (current)	13,816,063	814,796
Accounts receivable, net (non-current)	151,919	171,128
Total	$13,967,982	$985,924

(57)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

NOTE 7 --- Prepaid expenses

The company has balances of $883,044 and $0 as of March 31, 2011 and 2010 in prepaid expense, respectively. These expenses represent utilities, rent, and other expenses related to the company’s operation.

NOTE 8 --- Paid in advance

The balances of $9,302,895 and $2,435,061 as of March 31, 2011 and March 31, 2010, respectively, represent prepaid supplies and other items.

	31-Mar-11	31-Mar-10
Materials & Supplies purchases	$1,328,674	$1,556,038
Equipment purchases	7,850,678	5,149
Mining Project	123,543	712,733
Others	-	161,141
Total	9,302,895	$2,435,061
Paid in advance is separated as current and non-current assets
Paid in advance (current)	8,860,462	$2,435,061
Paid in advance (non-current)	442,433	-
Total	$9,302,895	$2,435,061

NOTE 9 --- Other receivables

The Company makes deposits to government agencies and other unrelated parties, and makes advances to its employees during its operation. These amounts are recorded in other receivable. As of March 31, 2011 and March 31, 2010, other receivables are consisted of the followings:

	31-Mar-11	31-Mar-10
Deposit	$87,987	$583,812
Employee advance	186,292	250,502
Others	188,402	-
Total	462,681	834,314
Other receivable is separated into current and non-current assets
Other receivable (current)	461,747	632,777
Other receivable (non-current)	934	201,537
Total	$462,681	834,314

Employee advances are given to the sales and procurement personnel for down payments on raw material procurement and daily operating expenses. By the time the procurement is fully completed, the Company capitalizes such employee advances as ‘Inventory’ on its balance sheet. The advances if unused after 30 to 60 days are returned to the accounting department. All the amounts are unsecured, interest free, and have no fixed repayment terms.

NOTE 10 --- Inventories

As of March 31, 2011 and March 31 2010, the Company’s inventory is consisted of followings:

	31-Mar-11	31-Mar-10
Raw materials	$5,096,343	4,327,512
Work in process	6,048,150	4,813,727
Finished goods	267,505	1,925,966
Total	$11,411,998	$11,067,205

NOTE 11 --- Land, plant and equipment, mining right and exploration right

As of March 31, 2011 and March 31 2010, the Company’s non-current assets have followings:

	31-Mar-11	31-Mar-10
Land, plant and equipment	$16,285,198	$16,545,231
Less: accumulated depreciation	-1,798,118	-1,315,114
Land, plant and equipment, net	14,487,080	15,230,117
Construction in process	42,225,532	2,334,669
Mining right (in other non-current assets)	-	29,576
Total	$56,712,612	$17,594,362

The Company bought one mining right in 2005 in amount of 1,180,000RMB. At the time, the Company estimated the total useful life of 5 years. In December 2010, the estimation of its useful life was re-evaluated to be consistent with the mining right of 9 years. Conversely, the remaining balance of the mining right was considered immaterial and it was fully amortized in the current year to simplify the accounting procedure. The mining right expires in 9 years and renewable at expiration. As of March 31, 2010 and March 31, 2011, the balances of mining right are $29,576 and $0. The Company also has three mineral exploration rights, including: Shangchao lead ore, Shangchao Gangshan lead ore and Dongxiang Zinc ore. The exploration rights expire in 2 years and can be renewed at expiration. Application fees and other expense related to exploration activities are expensed when occurred.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

(58)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

NOTE 12 --- Other Payables

As of March 31, 2011 and March 31 2010, other payables are consisted, of the following:

	31-Mar-11	31-Mar-10
Payable for mining site construction	$15,252	$1,675,505
Other	171,711	101,864
Total	$186,963	$1,777,369

NOTE 13 --- Environment Restoration Deposit

In September 2009, $279,831 (1,834,684 RMB) was paid to local environment protection department as environment restoration deposit. The full amount will be refunded when the Company fully restored the environment after its mining activities.

NOTE 14 --- Due To Related Party

The balances due to stockholders represented unsecured advances which are interest-free and due on demand. As of March 31, 2011 and March 31, 2010, the balances due to stockholders were $937,259 and $1,261,298 respectively.

NOTE 15 --- Convertible Notes and Warrants

On November 26, 2010, the Company issued a second convertible debt in amount of $10,000,000. In total, the Company issued $20,000,000 convertible debt. Due to the exchange rate issue, the balance of the convertible debt net was $18,949,353 as of March 31, 2011.

	31-Mar-11	31-Mar-10
Convertible Note, Gross	$20,377,036	N/A
Discount on Convertible Note	-1,427,683	N/A
Convertible Note, Net	18,949,353	N/A

Interest payable on this Note shall accrue at the rate of 3% per annum and shall be payable on the Maturity Date. As of March 31, 2011, the balance of accrued interest was $284,429.

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with warrants to purchase up to 800,000 shares of common stock at 110% of IPO price per share. The following table summarizes the changes in the warrants outstanding at March 31, 2011.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
5.50	400,000	5.50	2.42	400,000	5.50
5.50	400,000	5.50	2.65	400,000	5.50

	800,000		2.54	800,000

We adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

Under ASC Topic 820, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company values its warrants based on open form option pricing models which, based on the relevant inputs, render the fair value estimate Level 3. The Company bases its estimates of fair value for liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

  Level 1 – Quoted prices in active markets for identical assets and liabilities. Level 1 is generally considered the most reliable measurement of fair value under ASC 820.
  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(59)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

The Company used Monte Carlo Simulation to generate a refined fair value calculation with the following assumptions:

Assumptions
Maturity (years)	3
Interest Rate	1.12%
Volatility	58.13%
Dividend yield	N/A

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Fair Value	Fair value measurement using
	31-Mar-11	Level 1	Level 2	Level 3
Common stock warrant liability	$1,257,728	-	-	$1,257,728

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the period ended March 31, 2011:

(in thousands)	Common Stock Warrants
Issuance of common stock warrants (August 31,2010)	$883,918
Change in fair value of common stock warrant liability	-17,268
Exercise of common stock warrants
Balance at September 30, 2010	866,650
Issuance of common stock warrants (November 26,2010)	637,785
Exercise of common stock warrants
Change in fair value of common stock warrant liability	14,751
Balance at December 31, 2010	1,519,186
Change in fair value of common stock warrant liability	-261,458
Exercise of common stock warrants
Balance at March 31, 2011	$1,257,728

(60)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

NOTE 16 - Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock. Our board of directors is expressly authorized to provide for the issuance the remaining shares of the preferred stock in one or more series, and to fix the number of shares or alter-voting powers, preferences, rights, limitations, or restrictions thereof as may be permitted by the Delaware General Corporation Law. The board of directors is also expressly authorized to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

NOTE 17 --- Gross profit margin

As the years ended March 31, 2011, the Company recorded a gross profit margin at 59.47%, which was partially due to a high gross profit margin from the sales of oxidized ore. Moreover, as the global zinc and lead market continued to gain rebounds during this fiscal year, the Company continued to sell its profitable zinc and lead products. The sales of zinc and lead products, such as zinc calcine, zinc dust and sand, sulphuric acid, lead concentrate, pyrites and oxidized ores, accounted for 94.2% of total revenue as of March 31, 2011. The other 5.8% of sales revenue was attributed to the sale of tailings for the same period ended March 31, 2011.

NOTE 18 --- Income Taxes

The Company conducts all its operating business in China. The Hk subsidiary is incorporated in Hong Kong and is subject to Hong Kong tax law. The PRC subsidiaries are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax under the income tax “laws” of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States Income Tax.

Prior to March 31, 2010, all of the Company’s profits were contributed by Huanjiang Jintai, which enjoyed a favourable tax reduction benefit introduced by the State Administration of Taxation of Guangxi province to encourage companies engaged in the non-ferrous metals industry in the Zhuang autonomous region. The aggregate preferential tax amount from fiscal year 2004 to 2010 is $5,956,061. The per share effect due to the tax incentives before dilution is $0.19 and $0.18 after dilution. From January 1, 2004 to December 31, 2006, Huanjiang Jintai was exempt from the corporate income tax; from January 1, 2007 to December 31, 2010, Huanjiang Jintai enjoyed a preferential corporate income tax rate of 15%. As for the year ended March 31, 2011, the Company’s financial statements were consolidated from four legal entities, which included Huanjiang Jintai, Xiangguang, Jintai HK, and Jintai Mining Group, Inc. Since Xiangguang is located in Guangdong province, it did not enjoy any tax incentives and had a normal income tax rate of 25%. Hence, the effective tax rate increased to 20.3% approximately. In addition, according to the PRC government tax bureau, the tax holiday ended on December 31, 2010, and from January 1, 2011, all income tax rates are at the level of 25%.

The Company generated all of its net income from its PRC operation and has recorded income tax provision for the year ended March 31, 2011 and 2010.

The components of (loss) income before income taxes separating U.S, HK and PRC operations are as follows:

	31-Mar-11	31-Mar-10
Loss subject to U.S operation	-$61,987	N/A
Loss subject to Hk operation	-1,179,455	N/A
Income (loss) subject to PRC operation	22,208,722	15,075,066
Income (loss)before income taxes	$20,967,280	$15,075,066

(61)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

United States of America

The Company is registered in the state of Delaware and is subject to United States of America tax law.

As of March 31, 2011, the parent company has a $61,987 of net operating losses available for federal tax purposes, which are available to offset future income taxable income. It can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history.

Hong Kong Subsidiary

Jintai Mining Co. , Limited is incorporated in Hong Kong and is subject to Hong Kong tax law.

As of March 31 2011, the subsidiary has recorded a net operating loss of $1,179,455. The tax losses can be carried forward without any time limit.

PRC Subsidiary

The consolidated foreign pre-tax earnings are approximately $22,208,722 for the year ended March 31, 2011 and $15,075,066 for the year ended March 31, 2010.

The reconciliation of income tax rate to the effective income tax rate based on pre-tax earnings stated in the consolidated statement of operations for years ended March 31, 2011 and 2010 are as follows:

	31-Mar-11	31-Mar-10
Income (loss) before income taxes	$22,208,722	$15,075,066
Statutory income tax rate	25%	15%
Income tax at statutory rate	5,552,181	2,283,889

Tax exempted at 15% statutory rate before December 31, 2010	(1,028,318)

Adjustments not deductible for tax purposes:
Effect of tax losses	(6,279)

Income Tax expenses	$4,517,584	$2,283,889

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for years ended March 31, 2011 and 2010.

	31-Mar-11	31-Mar-10
U.S Statutory rate	34.0%	N/A
Foreign income not recognized in USA	-34.0%	N/A
HK Statutory rate	16.5%	N/A
Effect of net Operating loss	-16.5%	N/A
PRC Income tax	25.0%	25.0%
Effect of PRC tax incentive
FY 2010		-9.9%
FY 2011	-4.7%
Effective Tax Rate	20.3%	15.1%

NOTE 19 – Capital Transactions

As of March 31, 2011, the Company’s registered capital is $439,874.

a) Jintai Mining Co., Limited (Jintai HK)

On April 28, 2010, Jintai HK was incorporated with total registered capital of $1,263(HK$10,000).

b) Guangzhou Xiangguang Corporate Management Co., Ltd. (Xiangguang)

On August 24, 2010, Xiangguang was incorporated with total registered capital of $196,983 (HK$1,500,000).

c) Huanjiang Jintai Mining Co., Limited (Huanjiang Jintai)

On November 27, 2003, the Company was incorporated with total registered capital of $241,628 (RMB 2,000,000) which consists of 70% (RMB1,400,000) from Shaoguan Jinteng Mining Co., Ltd. and 30% (RMB600,000) from Guangxi Geological Survey Bureau.

In May 2007, Guangxi Geological Survey Bureau transferred its entire capital share (RMB 600,000) to the Company’s current president Kuizhong Cai.

The Company’s current president, Kuizhong Cai, owns 80.26% registered capital of Huanjiang Jinteng Mining Co., Ltd., which owns 100% of the Company.

(62)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

NOTE 20- Related party transactions

Huanjiang Jintai Mining Co., Ltd. and Guangzhou Xiangguang Corporate Management Co., Ltd. entered into VIE agreements. During April 2010 to March 2011, Huanjiang Jintai Mining Co., Limited sold oxidized ores with $6,092,552 to Guangzhou Xiangguang Corporate Management Co., Ltd.

The agreements consist of:

Consulting Services Agreement

Pursuant to the Consulting Services Agreement, Xiangguang provides Huanjiang Jintai with general consulting services relating to its day-to-day business operations and management, on an exclusive basis. For services rendered to it by Xiangguang under the Consulting Services Agreement, Huanjiang Jintai pays a quarterly consulting service fee, denominated in RMB, equal to its net income for such quarter.

Operating Agreement

- Pursuant to the Operating Agreement, Xiangguang agrees to guarantee the performance by Huanjiang Jintai of its obligations under any agreements or arrangements entered into by it with any third party. In return, Huanjiang Jintai has (a) pledged all of its assets and accounts receivable to Xiangguang as counter-guaranty; and (b) the shareholders of Huanjiang Jintai are granted the right to designate individuals recommended by Xiangguang as directors and officers of Huanjiang Jintai. In addition, under the Operating Agreement, Xiangguang provides guidance and instructions on Huanjiang Jintai’s daily operations, financial management and employment issues. Moreover, Huanjiang Jintai has agreed not to engage in any transactions that could materially affect its assets, liabilities, rights or operations without Xiangguang’s prior consent, including without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or exploration license in favor of a third party or transfer of any agreements relating to its business operation to any third party.

Equity Pledge Agreement

Under the Equity Pledge Agreement, the various shareholders of Huanjiang Jintai pledged all of their equity interests in Huanjiang Jintai to Xiangguang to guarantee the performance of Huanjiang Jintai’s obligations under the Consulting Services Agreement. Under the terms of the agreement, in the event that Huanjiang Jintai or its shareholders breach their respective contractual obligations, Xiangguang, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote, control and sell the pledged equity interests. The shareholders of Huanjiang Jintai also agreed that upon occurrence of any event of default, as set forth in the Equity Pledge Agreement, Xiangguang has further been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of Huanjiang Jintai, to carry out the security provisions of the Equity Pledge Agreement, and take any action and execute any instrument as required by Xiangguang to accomplish the purposes of the agreement. The shareholders of Huanjiang Jintai further agreed not to dispose of the pledged equity interests or take any actions that would prejudice Xiangguang’s interest.

Proxy Agreement

Pursuant to the Proxy Agreement, the shareholders of Huanjiang Jintai irrevocably granted a Xiangguang designee the right to exercise all voting rights as the shareholders with respect to their ownership interests in accordance with applicable laws and each Huanjiang Jintai company’s governing charters. The Proxy Agreement is valid for fifteen (15) years. The Proxy Agreement may be extended only upon Xiangguang’s written confirmation prior to the expiration and the length of the extended term shall be determined by Xiangguang. This agreement may not be terminated without the unanimous consent of both parties, except that Xiangguang may terminate the Proxy Agreement with or without cause upon 30-day written notice to the shareholders of Huanjiang Jintai.

The Board of Directors of HJM adopted a board resolution on August 9, 2010 authorizing HJM to enter into the Consulting Services Agreement, Equity Pledge Agreement, Operating Agreement, Option Agreement and Proxy Agreement, which constitute the VIE contractual arrangement. All shareholders of HJM also unanimously adopted a shareholder resolution on August 9, 2010 adopting the Board’s resolution authorizing the entry into these various agreements. In such resolutions, the board and all shareholders of HJM recognized that no direct economic benefits flow to HJM by virtue of the operation of the VIE agreements.

The various VIE agreements were executed on August 25, 2010, immediately after Xiangguang received its business license from the appropriate PRC government authority.

(63)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

NOTE 21- Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves restricted retained earnings. As of March 31, 2011 and 2010, the balances of statutory reserve stay at $ 144,882.

NOTE 22- Commitments and Contingencies

The Company rents office spaces from unrelated parties under a non-cancellable operating lease agreement.

On November 27, 2009, the Company leased its office space in Huanjiang town from an individual for approximately $894 per year. The lease expires on November 26, 2012.

On December 10, 2008, the Company leased its office space in Hechi city from an individual for approximately $1,788 per year. The lease expires on December 9, 2013.

On April 22, 2009, the Company leased its office space in Shangchao town from local transportation bureau for approximately $1,192 per year. The lease expires on April 21, 2013.

On June 1, 2010, the Company leased its office space in Guangzhou from an individual for approximately $1,608 per year. The lease expires on May 31, 2012

Future five years annual lease payments are as follows:

Year ending March 31	Lease payment
2012	4,143
2013	3,567
2014	1,305
2015	0
2016	0
Total	9,015

NOTE 23 – Concentration and Risk

(a)    Major customers

For the years end March 31, 2011 and March 31, 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the years end March 31, 2011, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$10,680,597	22%
Customer B	6,912,631	14%
Customer C	5,602,993	12%
Total	$23,196,221	48%

For the years end March 31, 2010, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$20,202,821	57%
Customer B	10,813,748	30%
Customer C	4,155,946	12%
Total	$35,172,515	99%

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(64)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended March 31, 2011 and 2010

(Expressed in USD)

Note 24---Foreign Currency

		31-Mar-11		31-Mar-10

Effect on beginning cash balance
beginning cash balance in local currency	LC	43,387,468	LC	28,567,994

net change in exchange rate during the year		0.006		0.0002
effect on beginning cash balance	USD	261,647	USD	5,877

Effect from operating activities during the year:
cash provided by operating activities in local currency	LC	127,491,813	LC	13,972,889

year-end exchange rate		0.1525		0.1465
operating cash flows based on year-end exchange rate	USD	19,445,399	USD	2,046,920

operating cash flows reported in the statement of cash flows		18,609,927		2,046,173
effect from operating activities during the year	USD	835,472	USD	747

Effect from investing activities during the year:
cash used in investing activities in local currency	LC	-277,830,360	LC	-2,163,415

year-end exchange rate		0.1525		0.1465
investing cash flows based on year-end exchange rate	USD	-42,375,444	USD	-316,924

investing cash flows reported in the statement of cash flows		-41,407,270		-316,807
effect from investing activities during the year	USD	-968,174	USD	-117

Effect from financing activities during the year:
cash provided by (used in) financing activities in local currency	LC	130,564,990	LC	3,010,000

year-end exchange rate		0.1525		0.1465
financing cash flows based on year-end	USD	19,914,128	USD	440,942

financing cash flows reported in the statement of cash flows		19,637,091		440,781
effect from financing activities during the year	USD	277,037	USD	161

Effect of exchange rate changes on cash	USD	405,982	USD	6,668

NOTE 25 ---Segment Report

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual consolidated financial statements.  It also requires segment disclosures about products and services, geographic areas, and major customers.

The Company reported its revenue for each product during the years ended March 31, 2011 and 2010 as the following:

	For the years ended March 31, 2011			For the years ended March 31, 2010
Products	Revenue	Cogs	Gross Margin	Revenue	Cogs	Gross Margin
Lead concentrate	$1,992,718	$728,703	63%
Oxidized ore	18,296,865	2,261,383	87%
Pyrite	1,427,609	434,009	70%
Tailings	2,756,160	1,381,008	50%	34,616,792	18,045,399	48%
Zinc calcine	18,832,950	11,693,191	38%	410,776	385,247	6%
Zinc dust and sand	3,437,463	2,365,279	31%
Electric dust	146,324	102,917	30%
Sulphuric acid	807,148	365,935	55%
Total	47,697,237	19,332,426	59%	35,027,568	18,430,646	47%

Since the Company has a complete production chain beginning from the most upper part of mine extraction to delivery of refined zinc and related products from the smelter and the Company is operated in a vertically integrated business model. The Company does not make its operation decisions by reviewing separate financial information on its production process but rather as a whole group. The Company reports its profit and loss as a whole group and it is not applicable to conduct reportable segment disclosure.

NOTE 26---Subsequent Event

On August 16, 2011, Jintai Mining Group, Inc. (the “Company”) announced that no securities were sold pursuant to the Company’s Registration Statement which was declared effective by the Securities and Exchange Commission (“SEC”) on June 28, 2011. The Company and Maxim Group, LLC (the “Underwriter”) are in discussions with a view towards methods for completing the Company's IPO.

(65)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

  provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2011:

£	The Company did not have sufficient oversight to ensure the preparation of consolidated financial statement in accordance with GAAP. Specifically, the statement of cash flows did not include some significant items.

£	The Company did not maintain effective controls over the period-end financial reporting process, including controls and supporting documentation with respect to timely account reconciliations and consolidated financial statement preparation.

£	The Company’s warrant evaluation methodology was inconsistent with applicable GAAP guidance.

£	The Company did not maintain effective controls with the physical inventory, overall processing and shrinkage analysis.

  The Company did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage and identify fraud risks.
  The Company did not maintain an effective internal control monitoring function nor did the Company perform a risk assessment. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.
  The Company did not maintain formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.
  The Company did not maintain effective controls over the preparation and review of the interim consolidated financial statements to ensure that the Company identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

(66)

As mentioned in the risk factor, material weaknesses in our internal controls and financial reporting, and our lack of a CFO with sufficient U.S. GAAP experience may limit our ability to prevent or detect financial misstatements or omissions.  As a result, our financial reports may not be in compliance with U.S. GAAP and the Accounting Standards Codification.  Any material weakness, misstatement or omission in our financial statements will negatively affect the market, and price of our stock which could result in significant loss to our investors.

While we are obligated to hire a qualified chief financial officer to enable us to meet our ongoing reporting obligations as a U.S. public company, we do not have a CFO with any significant U.S. GAAP experience for now. Although we are actively seeking a new CFO, qualified individuals are often difficult to find, or the individual may not have all of the qualifications that we require. Therefore, we may, in turn, experience “weakness” and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the “Sarbanes-Oxley” Act of 2002. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a weakness relating to the Company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. generally accepted accounting principles. Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the “Sarbanes-Oxley” Act of 2002.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

(67)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Kuizhong Cai	41	Chairman of the Board and President
Yuan Lin	46	Chief Executive Officer and Director
Shaoying Li	56	Chief Financial Officer
Danny T.N. Ho	62	Chief Operating Officer
Zhiming Jiang	48	Director
Danian Ye	71	Director
Cha Hwa Chong	44	Director
Suk Joo Sung*	64	Director
Zhenwei Jin	63	Director

Kuizhong Cai is the founder and a principal shareholder of Huanjiang Jintai Mining Co., Limited and has been the chairman and CEO of Huanjiang Jintai since its inception in 2003. Prior to joining Huanjiang Jintai, Mr. Cai was the executive director of Guangdong Huanjiang Jinteng Mining Co., Ltd. from 1997 to 2003. He has over 15 years of experience in the exploration, mining, manufacturing, distribution and trading of industrial minerals and non-ferrous metals. He received a bachelor’s degree from Hubei Wuhang Armed Police College in 1992. He is now a postgraduate student studying at the School of Economics and Management, Beijing University. Mr. Cai’s extensive experience in the mining and metal trading industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company since its inception make him well-qualified in the Board’s opinion to serve as our Chairman of the Board and President.

Yuan Lin has served as our Chief Executive Officer since our inception. He has served over 10 years of mining operation and management experience. Mr. Lin served as the Chief Executive Officer of Huanjiang Jintai since 2007 and continues to serve in such capacity today. Mr. Lin was the chairman of the Board for Guang Xi Hechi Guo Heng Mining Co. Ltd from 1997 to 2007 and the Vice General Manager of Guangxi Hechi non-ferrous Stibium Mining Co. Ltd Mr. Lin had obtained a bachelor’s degree from the GuangDong Institute of Foreign Trade in 1989. Mr. Lin’s extensive experience and deep understanding of the issues facing mining companies bring a valuable perspective to our Board of Directors.

Shaoying Li joined us as Chief Financial Officer in July 2010. From April 2009 to July 2010 Ms. Li was employed as the Financial Manager of Guang Dong Yutai Real estate Development Co., Ltd. Prior to such, she was the Chief Financial Officer and the head of Financial Department in Guangzhou Housing Construction Development Co., Ltd. for more than 30 years. Ms. Li holds a senior accountant title and a diploma certificate in GuangDong Finance and Economics Institute. We believe that Ms. Li’s extensive experience in financial matters greatly assists us in maintaining adequate financing controls.

Danny T.N. Ho joined us in June 2010 as the Chief Operating Officer. Mr. Ho has more than 35 years of managing, operation and trading experience in oil and gas, energy mining and many other industries in both Chinese and international companies.  From 2006 to 2009, Mr. Ho served as the director of Consumate Technologies Co., Ltd, which is a company focusing on manufacturing solar power systems with polycrystalline. From 2003 to 2006, he served as the CEO & Executive Director of Petrocom Limited in Hong Kong. Mr. Ho’s extensive managing experience in the resource industry qualifies him as the Chief Operating Officer of our Company. After his graduation from Guangzhen University of Foreign Language & Foreign Trade in 1975, he received a title of Foreign Trade Economist in 1983. He obtained a diploma in Intensive Study of MBA course jointly held by the Chinese University and the Polytech University of Hong Kong for Senior Officials of Guangdong Province, organized by the Guangdong Government in 1985. Mr. Ho’s over 35 years of management experience make him appropriate to serve on our Board.

* Mr. Suk Joo Sung replaces Mr. Zhizhong Ding who passed away on April 15, 2011.

Zhiming Jiang has served as a member of our board of directors since our inception. He is the chairman of the board and a principal shareholder of Guangzhou Yutai Real Estate Development Co., Ltd, a company involved in the development and marketing of commercial and residential real estate business with its operations in Guangzhou City, Guangdong Province PRC. From 1995 until the present, he serves as Chairman of the Board of Lixun Investment Company. Besides Mr. Jiang’s commitment to our Company from its inception, he also brings a wealth of knowledge to our Board of Directors and has proven to possess keen insight to our business.

Danian Ye has served as our independent director since our inception. Professor Ye has been an Academician in the Chinese Academy of Sciences since 1991. Professor Ye is a mineralogist and a member of the Chinese Academy of Sciences. He has also been employed as a Researcher on mineral resources in the Institute of Geology, Chinese Academy of Sciences since 1996, and was a professor at the same institute since 1985. He is also a member of the Standing Committee of the National Committee. His research covers mineralogy, petrology, geochemistry, crystal chemistry, silicate engineering and economic geography. He has published several book chapters, including, “ Structural Optical Mineralogy,” X-ray Powder Method And Its Application In Lithology and Geography and Symmetry . Professor Ye received his bachelor degree from the Beijing College of Geology in 1962 and postgraduate degree from the Institute of Geology, Chinese Academy of Sciences in 1966. He was appointed as the member of the Chinese Academy of Sciences (Academician) in 1991. Mr. Ye’s extensive knowledge in geology will help us identify potential issues and build stronger operation model in its mining operation.

Cha Hwa Chong has served as our independent director since our inception. Mr. Chong has 19 years of experience with public companies. He has been the Chief Business Advisor of Big Media Group Ltd.( HKG:8167 a video and film producer and copyright licensor listed on the Hong Kong Stock Exchange) since December 2009, an independent non-executive director of Longlife Group Holdings Ltd. ( HKG: 8037, a consumer cosmetic and healthcare product manufacturer and distributor listed on the Hong Kong Stock Exchange) since December 2008 and an independent non-executive director of Vital Biotech Holdings Limited (HKG:1164, a bio technology company listed on Hong Kong Stock Exchange) since October 2007. From June 2009 to present, he also serves as the chairman of Pattersion Energies Corporation Hong Kong, a company in the trading and acquisition of energy product such as iron sand, coal and petroleum. Mr. Chong was the secretary and qualified accountant of WITHB (HKG: 8205, a software house in Shanghai and listed on Hong Kong Stock Exchange) from May 2003 until January 2010. He was also an independent non–executive director of China Railway Group Limited (HKG: 8089, a telecommunication company listed on Hong Kong Stock Exchange) from October 2007 to June 2008. He received a master degree from the University of Science Malaysia with a major in finance and a minor in computer in 1991. He has been a fellowship member of Association of Chartered Certified Accountants (HK) since 2002 and a member of The Malaysian Association of Certified Public Accountants (Malaysia) since 1997. Mr. Chong brings to the Board extensive experience in management of public company, which make him valuable to our Board.

Suk Joo Sung joined the Company in April 2011 as our independent director. Mr. Sung has more than 40 years of international management experience in several industries. He traveled to over 30 countries in the Middle East and Asia. Mr. Sung also worked in several African countries during the early 1970s and 1980s. Mr. Sung currently works with Hutech21 Co. Ltd., a U.S. foreign private issuer that is quoted on the OTCQB. He assists Hutech21 with their international project management and US compliance. In 2005, Mr. Sung was appointed as Chairman of New Martix International Ltd. where he facilitated trading & finance for Korean firms entering into international markets. Mr. Sung also served as Chairman of Korean Chamber of Commerce in Hong Kong from 1997 to 1999. In 1998, Mr. Sung was awarded a medal from the Korean Government for his excellence in increasing trade volume between China and Korea. Mr. Sung is a graduate of Hankuk University located in Seoul, Korea where he was awarded a B.A. in Foreign Studies.

Zhenwei Jin   has served as our independent director since August 2010. Mr. Jin has nearly 40 years of experience in the field of geological survey. He has been a member of Chinese People's Political Consultative Conference (‘CPPCC’) of Guangxi Zhuang Autonomous Region and its Population, Resources and Environment Committee from 2007 to present. From 2003 to 2007, he served as a director of the Guangxi Bureau of Geology & Mineral Prospecting & Exploitation. From 1995 to 2003, he was the deputy director of the Bureau. From 1970 to 1995, he was recruited as a geological engineer and then promoted to the senior position in Guangxi Bureau of Geology & Mineral Prospecting & Exploitation. He obtained his bachelor degree from School of Geological, Beijing Geological Institute in 1970 and his master degree in Political Economics from Nankai University in 1993. Mr. Jin’s invaluable knowledge and experience in geological survey makes him well-qualified to serve on our Board.

(68)

Board of Directors

We currently have seven (7) directors: Kuizhong Cai, Yuan Lin, Zhiming Jiang, Danian Ye, Cha Hwa Chong, Suk Joo Sung and Zhenwei Jin.

Our directors, other than our independent directors, are granted a compensation of RMB 360,000 per year (or US$52,789 based on a conversion rate of 6.82 RMB for every one dollar).

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that Danian Ye, Cha Hwa Chong, Suk Joo Sung and Zhenwei Jin are “independent directors” as defined by NYSE Amex Company Guide.

Each of our independent directors, are granted a compensation of RMB 180,000 per year (or US$26,393 based on a conversion rate of 6.82 RMB for every one dollar).

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the board of directors has the composition and responsibilities described below.

Audit Committee

Mr. Cha Hwa Chong, Mr. Zhenwei Jin and Mr. Danian Ye are members of our audit committee, where Mr. Cha Hwa Chong serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NYSE Amex and NASDAQ, as such standards apply specifically to members of audit committees. Our Audit Committee is responsible, in accordance with the Audit Committee charter, recommending our independent auditors, and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records.

Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

The Board of Directors has determined that Mr. Chong possesses accounting or related financial management experience that qualifies him as an "audit committee financial expert" as defined by the rules and regulations of the SEC. Mr. Chong has been a fellow member of Association of Chartered Certified Accountants for years. Mr. Chong currently serves as the chairman of an audit committee for a listed company in Hong Kong named Longlife Group Holdings Limited (HKEX: 8037) and as an audit committee member for Vital Group Holdings Limited (HKEX: 1164). Being a financial expert in various commercial sectors for more than 10 listed companies over the last 20 years, Mr. Chong has gained in-depth US GAAP knowledge and has been specialized in the fields of internal control, corporate governance, financial operations, and management information system analysis. He was involved in financial planning and internal control reviewing for China Shenghuo Pharmaceutical Holdings, Inc. (NYSE AMEX:KUN), which is a listed company on the NYSE AMEX.

Compensation Committee

Mr. Zhenwei Jin is the chairman and Mr. Danian Ye and Mr. Suk Joo Sung are members of our Compensation Committee. All members of our Compensation Committee will be qualified as independent under the current definition promulgated by NYSE Amex and NASDAQ. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers and general employees and other polices, providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Danian Ye, Mr. Zhenwei Jin and Mr. Suk Joo Sung are currently the members of our Nominating and Governance Committee. All members of our Nominating and Governance Committee will be qualified as independent under the current definition promulgated by NYSE Amex and NASDAQ. In accordance with the Nominating and Governance Committee’s Charter, our Nominating and Governance Committee is responsible to identify and nominate members for election to the board of directors; develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and oversee the evaluation of the board of directors and management.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the NYSE Amex and NASDAQ rules.

(69)

ITEM 11. EXECUTIVE COMPENSATION

 The following discussion and analysis of compensation arrangements of our named executive officers for our fiscal year ended March 31, 2011 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Role of Our Board and Compensation Committee in Setting Executive Compensation

Following this offering, we anticipate that the process for determining compensation will be modified, to shift the process for initially setting compensation and periodically reviewing compensation to an evaluation by the compensation committee in consultation with its chairman. It is expected that the compensation committee will make recommendations to the full board regarding compensation decisions for our executive officers.

Elements of our Executive Compensation Arrangements

Our President and Chief Executive Officer are each entitled to receive a basic salary of RMB 360,000 per year (or US$52,786 based on a conversion rate of 6.82 RMB for every one dollar). Our Chief Financial Officer is entitled to receive a basic salary of RMB 216,000 per year (or US$31,671 based on a conversion rate of 6.82 RMB for every one dollar).

Our Chief Operating Officer is entitled to receive a basic salary of RMB 480,000 per year (or US$70,381 based on a conversion rate of 6.82 RMB for every one dollar).

Summary Compensation Table

The following table sets forth information regarding compensation earned during our fiscal year ended March 31, 2011 by our principal executive officer, our principal financial officer, and our other executive officers. No officer currently earns a total compensation exceeding $100,000 for our fiscal year ended March 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kuizhong Cai, President	2011	52,786.00	0	0	0	0	0	0	52,786.00
Yuan Lin, CEO	2011	52,786.00	0	0	0	0	0	0	52,786.00
Danny T.N. Ho , COO	2011	70,381.00	0	0	0	0	0	0	70,381.00
Shaoying Li, CFO	2011	31,671.00	0	0	0	0	0	0	31,671.00

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with Our Executive Officers

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Employment Agreement with Kuizhong Cai

 On June 15, 2010, we entered into an employment agreement with Mr. Kuizhong Cai to serve as our President for a term of two years with an annual salary of RMB360,000 ($52,786.00). Mr. Cai is entitled to reimbursement of reasonable business expenses incurred in connection with his employment. We may terminate the employment agreement for cause or if Mr. Cai becomes disabled or dies. The employment agreement may also be terminated by us upon 90-day’s written notice. Mr. Cai may terminate the agreement by giving us a 30-day’s written notice. The employment agreement contains certain restrictive covenants applicable during his employment and thereafter preventing both competition with us and disclosure of our confidential information.

Employment Agreement with Yuan Lin

On July 23, 2010, we entered into an employment agreement with Mr. Yuan Lin to serve as our Chief Executive Officer for a term of two years with an annual salary of RMB360,000 ($52,786.00). Mr. Lin is entitled to reimbursement of reasonable business expenses incurred in connection with his employment. We may terminate the employment agreement for cause or if Mr. Lin becomes disabled or dies. The employment agreement may also be terminated by us upon 90-day’s written notice. Mr. Lin may terminate the agreement by giving us a 30-day’s written notice. The employment agreement contains certain restrictive covenants applicable during his employment and thereafter preventing both competition with us and disclosure of our confidential information.

Employment Agreement with Danny T.N. Ho

On June 29, 2010, we entered into an employment agreement with Mr. Danny T.N. Ho to serve as our Chief Operating Officer for a term of two years with an annual salary of RMB480,000 ($70,318.00). Mr. Ho is entitled to reimbursement of reasonable business expenses incurred in connection with his employment. We may terminate the employment agreement for cause or if Mr. Ho becomes disabled or dies. The employment agreement may also be terminated by us upon 90-day’s written notice. Mr. Ho may terminate the agreement by giving us a 30-day’s written notice. The employment agreement contains certain restrictive covenants applicable during his employment and thereafter preventing both competition with us and disclosure of our confidential information.

Employment Agreement with Shaoying Li

On July 23, 2010, we entered into an employment agreement with Ms. Shaoying Li to serve as our Chief Financial   Officer for a term of two years with an annual salary of RMB 216,000 ($31,671.00). Ms. Li is entitled to reimbursement of reasonable business expenses incurred in connection with her employment. We may terminate the employment agreement for cause or if Ms. Li becomes disabled or dies. The employment agreement may also be terminated by us upon 90-day’s written notice. Ms. Li may terminate the agreement by giving us a 30-day’s written notice. The employment agreement contains certain restrictive covenants applicable during her employment and thereafter preventing both competition with us and disclosure of our confidential information.

Grants of Plan Based Awards

There were no awards made to any of our executive officers.

(70)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth certain information regarding beneficial ownership of our capital stock as of January 6, 2011 by (i) each person whom we know to beneficially own more than five percent of our common stock, (ii) our directors, (iii) each of our named executive officers and (iv) all our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after November 26, 2010 through the conversion of promissory notes and the exercise of any stock option, warrant or other right.

Our total authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of blank check preferred stock, par value $0.0001. As of January 6, 2011, there were 32,000,000 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of the date of this prospectus, there were no shares of preferred stock issued and outstanding. Unless otherwise noted, the number and percentage of outstanding shares of our common stock is based upon 32,000,000 shares outstanding as of May 9, 2011.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned
Kuizhong Cai, President and Chairman of the Board	24,000,000	75.0%
Yuan Lin, CEO and Director	1,600,000	5.0%
Shaoying Li, CFO	-	-
Danny T.N. Ho , COO	-	-
Zhiming Jiang, Director	3,200,000	10.0%
Danien Ye, Director	-	-
Cha Hwa Chong, Director	-	-
Suk Joo Sung , Director	-	-
Zhenwei Jin, Director	-	-
Weiheng Cai, 5% Stockholder	3,200,000	10.0%
Liwen Hu (2), 5% Stockholder	2,400,000	6.97%
Haibin Zhong (3), 5% Stockholder	2,400,000	6.97%
All directors and officers as a group (9 persons)	28,800,000	90.0%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is c/o No. 48 Qiaodong Road, Sien Town, Huanjiang County, Hechi City, Guangxi Province, China
(2)	Represents 2,000,000 shares of common stock issuable upon conversion of the Convertible Notes and 400,000 shares of common stock issuable upon the exercise of the Selling Stockholders’ Warrants;
(3)	Represents 2,000,000 shares of common stock issuable upon conversion of the Convertible Notes and 400,000 shares of common stock issuable upon the exercise of the Selling Stockholders’ Warrants.

(71)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of the transactions we have engaged in since the beginning of our fiscal year ended March 31, 2008, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On March 23, 2009, we obtained an unsecured loan in the amount of RMB 6,000,000 (approximately $882,000) from our President and Chairman of the Board, Mr. Kuizhong Cai. The reason for the short-term loan was due to temporary shortage of cash during that period although we had sufficient cash at the end of fiscal year ended March 31, 2010. The loan had a term of one (1) year and was interest free. As of the date hereof, we had repaid the entire amount of the loan.

On February 8, 2010, we obtained another unsecured loan in the amount of RMB 6,000,000 (approximately $882,000) from our President and Chairman of the Board, Mr. Kuizhong Cai. The reason for the short-term loan was due to temporary shortage of cash during that period. The loan had a term of one (1) year and was interest free. As of the date hereof, we had repaid the entire amount of the loan.

We believe that all of the transactions above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans between us, our officers, principal stockholders and our affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested directors and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services

Lake & Associates Co., Ltd. served as our principal independent public accountants for fiscal 2011 and 2010. The following table shows for the fiscal year ended March 31, 2010 and March 31, 2011:

	Fiscal 2011	Fiscal 2010
	Lake and Associates, CPAs	Lake and Associates, CPAs
Audit Fees*	$155,000	$120,000
Audit Related Fees	$20,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$175,000	$120,000

*Audit fees – These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Pre-Approval Policy for Audit and Non-Audit Services

 Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

(72)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Jintai Mining Group Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at March 31, 2011 and 2010

Statements of Operations - for the years ended March 31, 2011 and 2010

Statements of Cash Flows - for the years ended March 31, 2011 and 2010

Statements of Stockholders’ Equity - for the years ended March 31, 2011

Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

(1) On November 21, 2011, we filed a current report on Form 8-K to announce that Suk Joo Sung, as a member of the Company’s Board of Directors, Compensation Committee, and Nominating and Governance Committee, and Cha Hwa Chong, as a member of the Company’s Board of Directors, and as a chairman of the Company’s Audit Committee, were removed from their positions with the Company. The removals without cause were effective as of November 15, 2011. The Company and Mr. Sung, and Mr. Chong, do not have any disagreements. Neither Mr. Sung nor Mr. Chong has furnished the Company with any written correspondence concerning the circumstances surrounding his removal,

(2) On October 31, 2011, we filed a current report on Form 8-K to announce that Jintai Mining Group, Inc. (the “Company”) changed its business e-mail address to Jintai-mining@189.cn. Effective from the Announcement Date, only the messages sent through the e-mail as stated above can be relied upon by recipients.  Messages from any other e-mail accounts do not speak for the Company.

(3) On August 16, 2011, we filed a Current Report on Form 8-K to announce that no securities were sold pursuant to the Company’s Registration Statement which was declared effective by the Securities and Exchange Commission (“SEC”) on June 28, 2011.  The Company and Maxim Group, LLC (the “Underwriter”) are in discussions with a view towards methods for completing the Company's IPO.

(73)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINTAI MINING GROUP, INC. (Registrant)

Date: December 9, 2011	By:	/s/ Yuan Lin
Yuan Lin Chief Executive Officer and Director

Date: December 9, 2011	By:	/s/ Shaoying Li
Shaoying Li Chief Financial Officer

(74)

Exhibits

14.1 Code of Ethics

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer