Form 10-Q
period 2011-06-30
Jintai Mining Group, Inc.
filed 2011-12-09
CIK 1498352

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]                                No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [  ]                                No [X]

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

Yes [ ]                                No [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.

Yes [ ]                                No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ]                                No [X]

Number of shares of common stock outstanding as of June 30, 2011 are 32,000,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

(3)

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jintai Mining Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of June 30, 2011 and March 31, 2011
(Expressed in USD Dollars)
	As of
ASSETS	30/06/2011 (Unaudited)	3/31/2011 (Audited )
CURRENT ASSETS
Cash and cash equivalents	$6,258,158	$3,601,657
Accounts receivable, net	14,834,372	13,816,063
Inventory	13,169,203	11,411,998
Prepaid expenses	1,147,665	883,044
Paid in advance	15,903,074	8,860,462
Other receivable	1,209,821	461,747
Environment restoration deposit	283,497	279,831
TOTAL CURRENT ASSETS	52,805,790	39,314,802

NON-CURRENT ASSETS
Land,equipment, and mining claims	16,886,053	16,285,198
Accumulated depreciation	(2,052,467)	(1,798,118)
Land, equipment, and mining claims, net	14,833,586	14,487,080

Construction in progress	42,778,830	42,225,532
Accounts receivable, non-current	151,623	151,919
Other receivable, non-current	112,033	934
Paid in advance, non-current	293,590	442,433
Other non-current assets	100,315	194,800
TOTAL NON-CURRENT ASSETS	58,269,977	57,502,698

TOTAL ASSETS	$111,075,767	$96,817,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	12,712,104	10,135,230
Short term Loan	5,898,742	—
Salary payable	20,454	22,721
Tax payable	10,009,052	8,400,243
Received in advance	1,973,021	4,225,681
Other payable	1,176,020	186,963
Common stock warrant liability	1,103,590	1,257,728
Accrued expenses and other liabilities	442,987	284,429
Due to related party	1,083,690	937,259
Convertible Note	20,644,045	20,377,036
Discount on Convertible Note	(1,374,371)	(1,427,683)
TOTAL CURRENT LIABILITIES	53,689,334	44,399,607

TOTAL LIABILITIES	53,689,334	44,399,607

STOCKHOLDERS' EQUITY
Preferred Stock; 1,000,000 shares authorized at
$0.0001 par value, no share issued and outstanding	3,200	3,200
Common Stock; 100,000,000 shares authorized at
$0.0001 par value, 32,000,000 shares issued and outstanding
Paid in capital	242,891	242,891
Statutory reserves	144,882	144,882
Accumulated other comprehensive Income	3,835,349	3,128,523
Retained earnings	53,160,111	48,898,397
TOTAL STOCKHOLDERS' EQUITY	57,386,433	52,417,893

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,075,767	$96,817,500

The accompanying notes are an integral part of these financial statements

(4)

Jintai Mining Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
For the three months ended June 30, 2011 and 2010
(Expressed in USD Dollars)

	Three months ended June 30
	2011	2010

Revenues
Sales	$13,822,975	$9,491,062
Cost of goods sold	6,873,155	1,855,187
Gross profits	$6,949,820	$7,635,875

Operating expenses
Selling and marketing	123,457	11,291
General and administrative	907,589	698,333
Impairment loss	—	2,430,557
Total Operating Expenses	$1,031,046	$3,140,181

Income (Loss) from continuing operations	5,918,774	4,495,694

Other income (expenses)
Change in fair value of warrant liability	169,823
Interest (expenses)	(225,791)
Other Income	128
Other (expenses)	(1,062)	(3,369)
Total other income (loss)	(56,902)	(3,369)

Income (loss) before income tax provision	5,861,872	4,492,325

Income taxes	(1,600,158)	(1,551,456)

Net Income	4,261,714	2,940,869

Other comprehensive income (loss)
Foreign currency translation gain (loss)	706,826	203,862

Comprehensive income (loss)	$4,968,540	$3,144,731
Earnings per common share
Basic	$0.13	$0.09
Diluted	$0.12	$0.09

Weighted average common shares outstanding
Basic	32,000,000	32,000,000
Diluted	36,000,000	32,000,000

 The accompanying notes are an integral part of these financial statements

(5)

Jintai Mining Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the three months ended June 30, 2011 and 2010
(Expressed in USD Dollars)
	For The Three Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income (loss) from continued operations	4,261,714	2,940,869

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Change of Common stock warrant liability	(169,823)	—
Amortization of discount on debt	71,683	—
Loss on fixed assets abandoned		2,430,557
Depreciation	229,711	32,371
Accounts receivable ,trade	(831,089)	(8,939,058)
Other receivable	(849,131)	(1,246,852)
Inventory	(1,600,168)	(1,698,408)
Paid in advance	(6,740,278)	219,832
Prepaid expense	(251,869)	—
Amortization of mining right	—	9,489
Accounts payable	2,432,666	152,187
Other payable	982,004	2,479,808
Salary payable	(2,553)	14,131
Tax payable	1,491,744	2,855,675
Accrued expenses	154,108
Deferred tax	96,585
Received in advance	(2,297,263)	178,445
Net cash provided by operating activities	(3,021,959)	(570,954)

Cash flows from investing activities:
Construction in Progress		(4,975)
Purchase of property, plant and equipment	(385,655)	(132,310)
Net cash provided by (used in) investing activities	(385,655)	(137,285)

Cash flows from financing activities:
Cash from investor		4,463
Proceed from short-term loan	5,871,223	—
Due to related party	133,524	203,711
Net cash provided by financing activities	6,004,747	208,174

Foreign currency translation adjustment	59,368	30,725

Net increase (decrease) in cash and cash equivalents	2,656,501	(469,340)

Cash and cash equivalents:
Beginning of period	3,601,657	6,355,927
End of period	6,258,158	5,886,587

Cash paid for:
Interest	—	—
Income tax	584,674	98,380

 The accompanying notes are an integral part of these financial statements

(6)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

NOTES TO FINANCIAL STATEMENTS

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

a)      Jintai Mining Co., Limited (Jintai HK)

Jintai HK was incorporated in Hong Kong on April 28, 2010. We operate our business through our wholly-owned subsidiary, Jintai HK, a Hong Kong limited liability company, and other subsidiaries owned and controlled by it. Jintai HK is a holding company, in turn, operates through its wholly-owned subsidiary, Guangzhou Xiangguang Corporate Management Co., Ltd., which controls our operating entity, Huanjiang Jintai through a series of variable interest entity (“VIE”) contractual arrangements.

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

c)      Huanjiang Jintai Mining Co., Ltd.

Huanjiang Jintai Mining Co. Ltd. (“Huanjiang Jintai”) was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on November 27, 2003 with its principal place of business in Hechi city, Guangxi Province, the PRC. The principal activity of Huanjiang Jintai is mining, separating, and smelting of zinc and lead ore. The main products are zinc and lead concentrates, zinc calcine, zinc dust and sands, pyrites and sulphuric acid. Huanjiang Jintai’s operations are organized and managed according to its product category and geographic locations: Shangchao zinc and lead ore mine of Huanjiang County; Yagang concentrator and Xingda concentrator; and Duchuan smelter.

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

# represents variable interest entity

(7)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

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

(8)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

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

(9)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

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

(10)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

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

(11)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

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

The following parameters are used in the block modeling:

·        Grade estimation method: inverse distance squared method

·        Grade estimation ellipsoid occurrence: dip direction 160°, dip angle 80°

·        Basic grade estimation radius for indicated resource: 25m×25m×10m (strike×dip×thickness)

·        Grade estimation radius for inferred resource: 75m×75m×30m (strike×dip×thickness)

·        Minimum amount of samples for grade estimation: 1

·        Maximum amount of samples for grade estimation: 20

·        Grade estimation quadrant limit: samples were from at least two quadrants and each quadrant had a minimum of 1 sample and a maximum of 20 samples to be involved in the grade estimation

·         Basis unit dimensions: XD=10m, YD=10m, ZD=10m

·         Sub-block sizes at the X, Y and Z directions: 2.5m, 2.5m, 2.5m

·         Bulk density: the average value of 3t/m3 was adopted

(12)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

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

(13)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

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

(14)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

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

(15)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

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

- Raoyunling (C1y) of lower series of Carboniferous system v Shangchao formation of lower series of Carboniferous system (C1sh).

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

(16)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

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

(17)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

NOTE 5 --- Cash on Hand

Various routine business transactions are conducted in cash such as sales of material and purchases of materials, cash on hand as of June 30, 2011 was $134,740 (RMB 871,986).

NOTE 6 --- Accounts Receivable, Net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. At the balance sheet date, all of the accounts receivables were related to PRC wholesaling and their credit period is usually ranged from one year to three years. Based upon the aforementioned criteria, management has determined that as follows:

	30-Jun-11	31-Mar-11
Accounts receivable, gross	$15,793,508	$14,719,296
Less: allowance for doubtful accounts	-807,513	-751,314
Accounts receivable, net	14,985,995	13,967,982
Accounts receivable is separated as current and non-current assets
Accounts receivable, net (current)	14,834,372	13,816,063
Accounts receivable, net (non-current)	151,623	151,919
Total	$14,985,995	$13,967,982

NOTE 7 --- Prepaid expenses

The company has balances of $1,147,665 and $883,044 as of June 30, 2011 and March 31, 2011 in prepaid expense, respectively. These expenses represent utilities, rent, and other expenses related to the company’s operation.

NOTE 8 --- Paid in advance

The balances of $16,196,664 and $9,302,895 as of June 30, 2011 and March 31, 2011, respectively, represent prepaid supplies and other items.

	30-Jun-11	31-Mar-11
Materials & Supplies purchases	$1,520,084	$1,328,674
Equipment purchases	7,532,717	7,850,678
Mining Project	7,143,863	123,543
Total	16,196,664	$9,302,895
Paid in advance is separated as current and non-current assets
Paid in advance (current)	15,903,074	$8,860,462
Paid in advance (non-current)	293,590	442,433
Total	$16,196,664	$9,302,895

NOTE 9 --- Other receivables

The Company makes deposits to government agencies and other unrelated parties, and makes advances to its employees during its operation. These amounts are recorded in other receivable. As of June 30, 2011 and March 31, 2011, other receivables are consisted of the followings:

	30-Jun-11	31-Mar-11
Deposit	$60,208	$87,987
Employee advance	298,979	186,292
Others	962,667	188,401
Total	1,321,854	462,681
Other receivable is separated into current and non-current assets
Other receivable (current)	1,209,821	461,747
Other receivable (non-current)	112,033	934
Total	$1,321,854	$462,681

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

(18)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

NOTE 10 --- Inventories

As of June 30, 2011 and March 31 2011, the Company’s inventory is consisted of followings:

	30-Jun-11	31-Mar-11
Raw materials	$6,836,445	5,096,343
Work in process	5,937,471	6,048,150
Finished goods	395,287	267,506
Total	$13,169,203	$11,411,998

NOTE 11 --- Land, plant and equipment, mining right and exploration right

As of June 30, 2011 and March 31, 2011, the Company’s non-current assets have followings:

	30-Jun-11	31-Mar-11
Land, plant and equipment	$16,886,053	$16,285,198
Less: accumulated depreciation	-2,052,467	-1,798,118
Land, plant and equipment, net	14,833,586	14,487,080
Construction in process	42,778,830	42,225,532
Mining right (in other non-current assets)	0	0
Total	$57,612,416	$56,712,612

The Company bought one mining right in 2005 in amount of 1,180,000RMB. At the time, the Company estimated the total useful life of 5 years. In December 2010, the estimation of its useful life was re-evaluated to be consistent with the mining right of 9 years. Conversely, the remaining balance of the mining right was considered immaterial and it was fully amortized in the current year to simplify the accounting procedure. As of June 30, 2011 and March 31, 2011, the mining right were fully amortized. The Company also has three mineral exploration rights, including: Shangchao lead ore, Shangchao Gangshan lead ore and Dongxiang Zinc ore. The exploration rights expire in 2 years and can be renewed at expiration. Application fees and other expense related to exploration activities are expensed when occurred.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

NOTE 12 ---Short Term Loan

On June 21st, 2011, the Company signed a short term loan agreement for the mine development projects. The loan bears no interest and is due in one month, 6% monthly interest will be accrued if the loan is overdue. As of June 30, 2011, the balance of short term loan was $5,898,742.

NOTE 13 --- Other Payables

As of June 30, 2011 and March 31, 2011, other payables are consisted, of the following:

	30-Jun-11	31-Mar-11
Payable for mining site construction	$0	$15,252
Other	1,176,020	171,711
Total	$1,176,020	$186,963

(19)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

NOTE 14 --- Environment Restoration Deposit

In September 2009, $283,497 (1,834,684 RMB) was paid to local environment protection department as environment restoration deposit. The full amount will be refunded when the Company fully restored the environment after its mining activities.

NOTE 15 --- Due To Related Party

The balances due to stockholders represented unsecured advances which are interest-free and due on demand. As of June 30, 2011 and March 31, 2011, the balances due to stockholders were $1,083,690 and $937,259 respectively.

NOTE 16 --- Convertible Notes and Warrants

On November 26, 2010, the Company issued a second convertible debt in amount of $10,000,000. In total, the Company issued $20,000,000 convertible debt. Due to the exchange rate issue, the balance of the convertible debt;net was $19,269,674 as of June 30, 2011.

	30-Jun-11	31-Mar-11
Convertible Note	$20,644,045	$20,377,036
Discount on Convertible Note	-1,374,371	-1,427,683
Convertible Note, Net	$19,269,674	$18,949,353

Interest payable on this Note shall accrue at the rate of 3% per annum and shall be payable on the Maturity Date. As of June 30, 2011, the balance of accrued interest was $442,987.

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with warrants to purchase up to 800,000 shares of common stock at 110% of IPO price per share. The following table summarizes the changes in the warrants outstanding at June 30, 2011.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
5.50	400,000	5.50	2.17	400,000	5.50
5.50	400,000	5.50	2.41	400,000	5.50

	800,000		2.29	800,000

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

(a)    Level 1 – Quoted prices in active markets for identical assets and liabilities. Level 1 is generally considered the most reliable measurement of fair value under ASC 820.

(b)   Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(c)    Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company used Monte Carlo Simulation to generate a refined fair value calculation with the following assumptions:

Assumptions
Maturity (years)	3
Interest Rate	0.60%
Volatility	55.79%
Dividend yield	N/A

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Fair Value	Fair value measurement using
	30-Jun-11	Level 1	Level 2	Level 3
Common stock warrant liability	$1,103,590	-	-	$1,103,590

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the period ended June 30, 2011:

(in thousands)	Common Stock Warrants
Balance at March 31, 2011	$1,257,728
Change in fair value of common stock warrant liability	-154,138
Exercise of common stock warrants
Balance at June 30, 2011	1,103,590

(20)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

NOTE 17 - Preferred Stock

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

NOTE 18 --- Gross profit margin

For the three months ended June 30, 2011, the Company recorded a gross profit margin at 50.28%. The sales of zinc and lead products, such as zinc calcine, zinc dust and sand, sulphuric acid, lead concentrate, pyrites and oxidized ores, accounted for 91.83% of total revenue as of June 30, 2011. The other 8.17% of sales revenue was attributed to the sale of tailings for the same period ended June 30, 2011.

NOTE 19 --- Income Taxes

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

The Company generated all of its net income from its PRC operation and has recorded income tax provision for the three months ended June 30, 2011 and year ended March 31, 2011.

The components of (loss) income before income taxes separating U.S, HK and PRC operations are as follows:

	30-Jun-11	31-Mar-11
Loss subject to U.S operation	-$400	-$61,987
Loss subject to Hk operation	-224,545	-1,179,455
Income (loss) subject to PRC operation	6,086,817	22,208,722
Income (loss)before income taxes	$5,861,872	$20,967,280

United States of America

The Company is registered in the state of Delaware and is subject to United States of America tax law.

As of June 30, 2011, the parent company has a $64,669 of net operating losses available for federal tax purposes, which are available to offset future income taxable income. It can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history.

Hong Kong Subsidiary

Jintai Mining Co. , Limited is incorporated in Hong Kong and is subject to Hong Kong tax law.

As of June 30, 2011, the subsidiary has recorded a net operating loss of $1,448,446. The tax losses can be carried forward without any time limit.

PRC Subsidiary

The consolidated foreign pre-tax earnings are approximately $6,086,817 for the year ended June 30, 2011 and $22,208,722 for the year ended March 31, 2011.

The reconciliation of income tax rate to the effective income tax rate based on pre-tax earnings stated in the consolidated statement of operations for the three months ended June 30, 2011 and year ended March 31, 2011 are as follows:

	30-Jun-11	31-Mar-11
Income (loss) before income taxes	$6,086,817	$22,208,722
Statutory income tax rate	25%	25%
Income tax at statutory rate	1,521,704	5,552,181

Tax exempted at 15% statutory rate before December 31, 2010		(1,028,318)

Adjustments not deductible for tax purposes:
Effect of tax losses (savings)	$78,454	(6,279)

Income Tax expenses	$1,600,158	$4,517,584

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for the three months ended June 30, 2011 and year ended March 31, 2011.

	30-Jun-11	31-Mar-11
U.S Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
HK Statutory rate	16.5%	16.5%
Effect of net Operating loss	-16.5%	-16.5%
PRC Income tax	25.0%	25.0%
Effect of PRC tax losses	1.3%
Effect of PRC tax incentive
FY 2011		-4.7%
Effective Tax Rate	26.3%	20.3%

(21)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

NOTE 20 – Capital Transactions

As of June 30, 2011, the Company’s registered capital is $439,874.

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

In May 2007, Guangxi Geological Survey Bureau transferred its entire capital share (RMB 600,000) to the Company’s current president Kuizhong Cai.

The Company’s current president, Kuizhong Cai, owns 80.26% registered capital of Huanjiang Jinteng Mining Co., Ltd., which owns 100% of the Company.

NOTE 21- Related party transactions

Huanjiang Jintai Mining Co., Ltd. and Guangzhou Xiangguang Corporate Management Co., Ltd. entered into VIE agreements. During April 2011 to June 2011, Huanjiang Jintai Mining Co., Limited sold oxidized ores with $1,069,860 to Guangzhou Xiangguang Corporate Management Co., Ltd.

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

Operating Agreement

- Pursuant to the Operating Agreement, Xiangguang agrees to guarantee the performance by Huanjiang Jintai of itsobligations under any agreements or arrangements entered into by it with any third party. In return, Huanjiang Jintai has (a) pledged all of its assets and accounts receivable to Xiangguang as counter-guaranty; and (b) the shareholders of Huanjiang Jintai are granted the right to designate individuals recommended by Xiangguang as directors and officers of Huanjiang Jintai. In addition, under the Operating Agreement, Xiangguang provides guidance and instructions on Huanjiang Jintai’s daily operations, financial management and employment issues. Moreover, Huanjiang Jintai has agreed not to engage in any transactions that could materially affect its assets, liabilities, rights or operations without Xiangguang’s prior consent, including without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or exploration license in favor of a third party or transfer of any agreements relating to its business operation to any third party.

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

(22)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

NOTE 22- Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves restricted retained earnings. As of June 30, 2011 and March 31, 2011, the balances of statutory reserve stay at $ 144,882.

NOTE 23- Commitments and Contingencies

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

NOTE 24 – Concentration and Risk

(a)    Major customers

For the three months ended June 30, 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the three ended June 30, 2011, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$3,295,737	23%
Customer B	3,107,989	22%
Customer C	1,815,765	13%
Total	$8,219,491	58%

For the years end March 31, 2011, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$10,680,597	22%
Customer B	6,912,631	14%
Customer C	5,602,993	12%
Total	$23,196,221	48%

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(23)

Jintai Mining Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three months ended June 30, 2011

(Expressed in USD)

Note 25---Foreign Currency

		30-Jun-11		30-Jun-10

Effect on beginning cash balance
beginning cash balance in local currency		23,613,906		43,387,468
	LC		LC
net change in exchange rate during the year		0.002		0.0008
effect on beginning cash balance	USD	47,194	USD	33,133

Effect from operating activities during the year:
cash provided by operating activities in local currency	LC	-19,648,576	LC	-3,895,852

year-end exchange rate		0.1545		0.1473
operating cash flows based on year-end exchange rate	USD	-3,036,123	USD	-573,687

operating cash flows reported in the statement of cash flows		2,849,264		-570,954
effect from operating activities during the year	USD	-5,885,387	USD	-2,733

Effect from investing activities during the year:
cash used in investing activities in local currency	LC	-2,507,505	LC	-936,748

year-end exchange rate		0.1545		0.1473
investing cash flows based on year-end exchange rate	USD	-387,463	USD	-137,942

investing cash flows reported in the statement of cash flows		-385,655		-137,285
effect from investing activities during the year	USD	-1,808	USD	-657

Effect from financing activities during the year:
cash provided by (used in) financing activities in local currency	LC	39,042,466	LC	1,420,355

year-end exchange rate		0.1545		0.1473
financing cash flows based on year-end	USD	6,032,892	USD	209,156

financing cash flows reported in the statement of cash flows		133,524		208,174
effect from financing activities during the year	USD	5,899,368	USD	982

Effect of exchange rate changes on cash	USD	59,367	USD	30,725

NOTE 26 ---Segment Report

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

The Company reported its revenue for each product during the three months ended June 30, 2011 and 2010 as the following:

	For the three months ended June 30, 2011			For the three months ended June 30, 2010
Products	Revenue	Cogs	Gross Margin	Revenue	Cogs	Gross Margin
Lead concentrate	$528,493	$273,941	48%	$240,965	$83,934	65%
Oxidized ore	3,028,467	366,576	88%	6,721,793	657,802	90%
Pyrite	1,073,671	263,413	75%
Tailings	1,129,237	270,301	76%
Zinc calcine	6,555,746	4,760,151	27%	1,861,872	746,234	60%
Zinc dust and sand	1,063,389	804,484	24%	613,807	337,779	45%
Electric dust	28,419	21,191	25%
Sulphuric acid	415,554	113,099	73%	52,625	29,438	44%
Total	13,822,975	6,873,155	50.28%	9,491,062	1,855,187	80.45%

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

NOTE 27---Subsequent Event

On July 1st, 2011, Jintai Mining Group, Inc. (the “Company”) had entirely paid off the short term loan of an amount of $5,898,742.

On August 16, 2011, Jintai Mining Group, Inc. (the “Company”) announced that no securities were sold pursuant to the Company’s Registration Statement which was declared effective by the Securities and Exchange Commission (“SEC”) on June 28, 2011. The Company and Maxim Group, LLC (the “Underwriter”) are in discussions with a view towards methods for completing the Company's IPO.

(24)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

 Revenues

Revenues for the three months ended June 30, 2011 were $13.82 million, representing a $4.33 million or 45.64% increase compared to 9.49 million for the same period in 2010. The significant increase in net revenues is primarily attributable to the increased output from the production lines throughout the first quarter of the fiscal year of 2012, which led to an increase in sales to customers. For the three months ended June 30, 2011, we sold $6.55 million of zinc calcine, $1.06 million of zinc dust and sand, $3.03 million of oxidized ore, $1.07 million of pyrite, $0.41 million of sulfuric acid, $0.53 million of lead concentrates, $0.03 million of electric dust, and $1.13 million of tailings. The sales revenue of zinc, lead and other related products accounted for 69.92% of total revenue. The other 30.08% of sales revenue was attributed to the sales of oxidized ores and tailings. During the same period ended June 30, 2010, we sold $1.87 million of zinc calcine, $0.61 of zinc dust and sand, $6.72 million of oxidized ores, $0.24 million of lead concentrates and $0.53 million of sulfuric acid which represented a sales proportion of 29.18% for zinc and lead related products and 70.82% for oxidized ores.

Cost of Goods Sold

Cost of goods sold recorded at $6.87 million during the three months ended June 30, 2011 compared to $1.86 million for the same period ended June 30, 2010. The cost of goods sold for the three months ended June 30, 2011 represented a large increase of $5.01 million. The increase in cost of goods sold was mainly due to the decrease output of oxidized ores, which was one of our low-cost products. For the first quarter of FY 2012, the sales proportion of oxidized ores was 21.91%. For the same period of FY 2011, oxidized ores accounted for more than 70.82% of our revenues Another reason for the increase in cost of goods sold of refined zinc and lead based products was due to lower zinc and lead ore grades extracted from the ore mine for the three months ended June 30, 2011, which showed a negative effect of our cost of goods sold.

Gross Profit and Gross Profit Margin

For the three months ended June 30, 2011, gross profit was $6.95 million, representing a decrease of approximately $0.69 million, or 8.9%, as compared to $7.64 million for the same period ended in 2010. As of June 30, 2011, we recognize a gross profit margin of 50.28%, which was mainly due to the high gross profit margin from the sales of oxidized ores, tailings, pyrite and sulfuric acid.

General and Administrative Expenses

General and administrative expenses increased by $0.21 million, or approximately 30%, to $ 0.91 million for the three months ended June 30, 2011 from $0.70 million for the same period of FY 2011. The increase in general and administrative expenses was primarily due to expenses related to our efforts in becoming a publicly reporting company, such as legal costs associated with the filing of the registration statement covering the shares sold under this prospectus, costs related to engaging an auditing firm and costs related to the production of the necessary mining report.

(25)

Foreign Currency Translation Adjustment

The accompanying financial statements are presented in U.S. Dollars. Our functional currency is the RMB of the PRC. The financial statements are translated into U.S. Dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. For the three months ended June 30, 2011, we recorded a foreign currency translation gain of $0.71 million, as compared to $0.2 million for the same period in 2010.

Income Tax

Income tax expense was $1.60 million for the three months ended June 30, 2011 compared to $1.55 million for the three months ended June 30, 2010. The effective tax rate for the first quarter of FY 2012 was 27.30% because from January 1, 2011, all income tax rates were at a rating of 25.00%. For the same period of FY 2011, the effective tax rate recorded at 34.54% since we restated our income statement to incorporate an impairment loss of $2.43 million into operating expenses, which led to a significant drop of our income before income tax provisions, but without the restatement of our income tax expenses that had been reported to the local tax bureau.

Net Income

Net income for the three months ended June 30, 2011 was $4.26 million, an increase of $1.32 million, or 44.91%, compared to $2.94 million for the same period in 2010. Such increase was mainly due to the increase of our sales revenue and decrease of our operating expenses incurred in the first quarter of FY2012.

Liquidity and Capital Resources

For the First Quarter Ended June 30, 2011

Cash and Cash Equivalents

Cash and cash equivalents were $6.26 million as of June 30, 2011, an increase of 2.66 million as compared to the balance of $3.60 million as of March 31, 2011. The increase in cash position was mainly due to the large amount of positive cash flow from financing activities.

Net Cash Used by Operating Activities

Net cash used by operating activities for the first quarter of FY 2012 was $3.02 million, as compared to a negative amount of $0.57 million used by operating activities for the same period of FY 2011. The increase in net cash used by operating activities was mainly due to an increase in payments in advance. The increase in payments in advance had led to a reduction on the cash flow by $6.96 million which was related to two major components equipment and mining projects for our expansion. In addition, there was a further reduction in cash flow by $2.48 million of received in advance. On the other hand, this was partially offset by an aggregate increase of $3.60 million in the accounts payable and net income. Most of the accounts payable will be due when the mining constructions are completed and inspected by engineers. The net income has an increase of $1.32 million due to the strong demand in nonferrous metal markets for the same period of FY 2012. As a result, we recorded a decrease in cash flow from operations for the three months ended June 30, 2011. The company plans to increase its mining output and separating capacity up to 6,000 tons per day respectively in year 2015. In order to reach the aiming capacity, the company carried out a series of projects early this year, including performing exploration work within its exploration properties, seeking opportunities for growth through acquisitions of the new mines, upgrading the ventilation and safety facilities as well as expanding its concentrators. Due to the process dealing with SEC to clear questions for months and the delay of funding from the IPO, the company had to use most of its self-generated cash flow to support these projects.

Net Cash Used In Investing Activities

For the first quarter of FY 2012, we used $0.38 million in investing activities, as compared to $0.14 million used in investing activities in the same period from the previous year. This increase of cash used was mainly due to construction projects that have been carrying out by schedule.

Net Cash Provided By Financing Activities

Our financing activities for the first quarter of FY 2012 included the funds from our related party and proceeds from a short term loan of $6.00 million. For the same period in FY 2011, we had $0.21 million provided by financing activities.

We generated a net operating profit of approximately $4.26 million for the first quarter ended June 30, 2011 and $2.94 million for the first quarter ended June 30, 2010.

(26)

Off Balance Sheet Arrangement.

None.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (collectively, the “Certifying Officers”) respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Certifying Officers concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2011), our disclosure controls and procedures were not effective as of June 30, 2011.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(27)

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended March 31, 2011.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

None.

ITEM 5.      OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

31.1. Certifications of Chief Executive Officer

31.2. Certifications of Chief Financial Officer

32.1. Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2. Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINTAI MINING GROUP, INC. (Registrant)

Date: December 9, 2011	By:	/s/ Yuan Lin
Yuan Lin Chief Executive Officer and Director

Date: December 9, 2011	By:	/s/ Shaoying Li
Shaoying Li Chief Financial Officer

(29)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002