Form 10-Q
period 2011-09-30
Jintai Mining Group, Inc.
filed 2012-05-18
CIK 1498352

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Yes [ ]                                No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.

Yes [ ]                                No [X]

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

Yes [ ]                                No [X]

Number of shares of common stock outstanding as of September 30, 2011 are 36,000,000.

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

ITEM 1. FINANCIAL STATEMENTS

(3)

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jintai Mining Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of September 30, 2011 and March 31, 2011
(Expressed in USD Dollars)
	As of
ASSETS	9/30/2011 (Unaudited)	3/31/2011 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$222,912	$3,601,657
Accounts receivable, net	15,143,045	13,816,063
Inventory	11,753,110	11,411,998
Prepaid expenses	1,148,046	883,044
Paid in advance	18,382,485	8,860,462
Other receivable	1,575,946	461,747
Environment restoration deposit	288,704	279,831
TOTAL CURRENT ASSETS	48,514,248	39,314,802

NON-CURRENT ASSETS
Land,equipment, and mining claims	17,237,790	16,285,198
Accumulated depreciation	(2,332,701)	(1,798,118)
Land, equipment, and mining claims, net	14,905,089	14,487,080

Construction in progress	43,564,411	42,225,532
Accounts receivable, non-current	215,715	151,919
Other receivable, non-current	187,735	934
Paid in advance, non-current	424,869	442,433
Other non-current assets	182,681	194,800
TOTAL NON-CURRENT ASSETS	59,480,500	57,502,698

TOTAL ASSETS	$107,994,748	$96,817,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	13,570,087	10,135,230
Salary payable	27,997	22,721
Tax payable	10,057,147	8,400,243
Received in advance	1,492,044	4,225,681
Other payable	1,110,619	186,963
Common stock warrant liability	1,411,029	1,257,728
Accured expenses and other liabilities	461,633	284,429
Due to related party	1,388,684	937,259
Convertible Note	—	20,377,036
Discount on Convertible Note	—	(1,427,683)
TOTAL CURRENT LIABILITIES	29,519,240	44,399,607

TOTAL LIABILITIES	29,519,240	44,399,607

STOCKHOLDERS' EQUITY
Preferred Stock; 1,000,000 shares authorized at
$0.0001 par value, no share issued and outstanding
Common Stock; 100,000,000 shares authorized at	3,600	3,200
$0.0001 par value, 36,000,000 shares issued and outstanding
Paid in capital	20,242,491	242,891
Statutory reserves	144,882	144,882
Accumulated other comprehensive Income	4,465,800	3,128,523
Retained earnings	53,618,735	48,898,397
TOTAL STOCKHOLDERS' EQUITY	78,475,508	52,417,893

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,994,748	$96,817,500

The accompanying notes are an integral part of these financial statements.

(4)

Jintai Mining Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
For The Three and Six Months Ended September 30, 2011 and 2010
(Expressed in USD Dollars)

	For The Three months ended September 30,		For The Six months ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Revenues
Sales	$6,671,124	$11,210,479	$20,494,099	$20,701,541
Cost of goods sold	4,760,046	5,424,984	11,633,201	7,280,171
Gross profits	$1,911,078	$5,785,495	$8,860,898	$13,421,370

Operating expenses
Selling and marketing	35,964	59,973	159,421	71,264
General and administrative	865,104	1,025,056	1,772,693	1,723,389
Impairment loss		—	—	2,463,128
Total Operating Expenses	$901,068	$1,085,029	$1,932,114	$4,257,781

Income (Loss) from continuing operations	1,010,010	4,700,466	6,928,784	9,163,589

Other income (expenses
Change in fair value of warrant liability	(282,131)		(112,308)
Gain (loss) on disposal of fixed assets	—		—
Interest (expenses)	(18,206)		(243,997)
Other Income	12,467		12,595
Other (expenses)	22,226	(4,458)	21,164	(7,827)
Total other income (loss)	(265,644)	(4,458)	(322,546)	(7,827)

Income (loss) before income tax provision	744,366	4,696,008	6,606,238	9,155,762

Income taxes	285,742	858,594	1,885,900	2,410,050

Net Income	458,624	3,837,414	4,720,338	6,745,712

Other comprehensive income (loss)
Foreign currency translation gain (loss)	630,451	498,576	1,337,277	735,008

Comprehensive income (loss)	$1,089,075	$4,335,990	$6,057,615	$7,480,720

Earnings per common share
Basic	$0.01	$0.12	$0.14	$0.21
Diluted	$0.01	$0.12	$0.14	$0.21

Weighted average common shares outstanding
Basic	35,733,333	32,000,000	33,866,667	32,000,000
Diluted	35,733,333	32,666,667	33,866,667	32,333,333

 The accompanying notes are an integral part of the financial statements.

(5)

Jintai Mining Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Six months ended September 30, 2011 and 2010
(Expressed in USD Dollars)

	For The Six Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net income (loss) from continued operations	4,720,337	6,745,712

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Change of Common stock warrant liability	112,308
Amortization of discount on debt	77,463
Loss on fixed assets abandoned		2,463,128
Depreciation	472,881	66,344
Accounts receivable ,trade	(938,580)	(15,271,994)
Other receivable	(1,273,702)	(4,496,844)
Inventory	20,534	(609,522)
Paid in advance	(9,119,082)	(4,240,300)
Prepaid expense	(234,676)
Amortization of mining right	—	19,324
Amortization of Debt discount
Accounts payable	3,082,928	444,460
Other payable	908,718	3,517,360
Salary payable	4,511	6,796
Tax payable	1,376,900	4,286,315
Accrued expenses	166,534
Deferred tax	18,116
Received in advance	(2,839,475)	1,023,413
Net cash provided by operating activities	(3,444,284)	(6,045,808)

Cash flows from investing activities:
Construction in Progress	—	(33,259)
Purchase of property, plant and equipment	(431,941)	(220,182)
Net cash provided by (used in) investing activities	(431,941)	(253,441)

Cash flows from financing activities:
Cash from investor	—	4,463
convertible note	—	7,006,312
Proceed from short-term loan	5,871,223
payment to short-term loan	(5,871,223)
Due to related party	417,567	(549,732)
Net cash provided by financing activities	417,567	6,461,043

Foreign currency translation adjustment	79,914	215,246

Net increase (decrease) in cash and cash equivalents	(3,378,745)	377,040

Cash and cash equivalents:
Beginning of period	3,601,657	6,355,927
End of period	222,912	6,732,967

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	—	—
Income tax	592,330	—
Non-cash financing activity:
Common stock issued for conversion of convertible debt	$20,000,000	$—

  The accompanying notes are an integral part of these financial statements.

(6)

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

Details of Subsidiaries and variable interest entity:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered capital	Effec tive interest held
Jintai Mining Group, Inc. (USA)	USA, incorporation company	Engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.	USD $3,200	100%
Jintai Mining Co., Limited (Hong Kong)	Hong Kong, a limited company	Hong Kong holding company of Guangzhou Xiangguang Corporate Management Co., Ltd.	HK $10,000	100%
Guangzhou Xiangguang Corporate Management Co., Ltd.	The PRC, a limited company	Provision of business consulting service in the PRC	HK $1,500,000	100%
HuanJiang Jintai Mining Co., Ltd. #	The PRC, a limited liability company	In Hechi City, Guangxi Province, the PRC	RMB 2,000,000

# represents variable interest entity

(7)

NOTE 2 --- Summary of Significant Accounting Policies

1.	Basis of presentation

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

(8)

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

(9)

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

(11)

NOTE 3 --- Ore Reserve Determination

Methodology

The following general methodology used to complete the ore estimate is summarized as follows:

•	A study of the regional and local geology.
•	Lithological units within the mine area
•	Statistical analysis
•	Reference to China reserve/resource estimation handbook
•	Professional experience with the type of deposit

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

(12)

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

(13)

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

(14)

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

•	Crown pillar: 3m,
•	Rib Pillar: 6m,
•	Sill Pillar: 5m.
•	Stope length: 50 - 60m

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

(15)

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

(16)

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

(17)

NOTE 5 --- Cash on Hand

Various routine business transactions are conducted in cash such as sales of material and purchases of materials, cash on hand as of September 30, 2011 was $4,612 (RMB 29,310.99).

NOTE 6 --- Accounts Receivable, Net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. At the balance sheet date, all of the accounts receivables were related to PRC wholesaling and their credit period is usually ranged from one year to three years. Based upon the aforementioned criteria, management has determined that as follows:

	30-Sep-11	31-Mar-11
Accounts receivable, gross	$16,189,823	$14,719,296
Less: allowance for doubtful accounts	-831,063	-751,314
Accounts receivable, net	15,358,760	13,967,982
Accounts receivable is separated as current and non-current assets
Accounts receivable, net (current)	15,143,045	13,816,063
Accounts receivable, net (non-current)	215,715	151,919
Total	$15,358,760	$13,967,982

NOTE 7 --- Prepaid expenses

The company has balances of $1,148,046 and $883,044 as of September 30, 2011 and March 31, 2011 in prepaid expense, respectively. These expenses represent utilities, rent, and other expenses related to the company’s operation.

NOTE 8 --- Paid in advance

The balances of $18,807,354 and $9,302,895 as of September 30, 2011 and March 31, 2011, respectively, represent prepaid supplies and other items.

	30-Sep-11	31-Mar-11
Materials & Supplies purchases	$3,715,571	$1,328,674
Equipment purchases	5,671,886	7,850,678
Mining Project	9,419,897	123,543
Total	18,807,354	$9,302,895
Paid in advance is separated as current and non-current assets
Paid in advance (current)	18,382,485	$8,860,462
Paid in advance (non-current)	424,869	442,433
Total	$18,807,354	$9,302,895

NOTE 9 --- Other receivables

The Company makes deposits to government agencies and other unrelated parties, and makes advances to its employees during its operation. These amounts are recorded in other receivable. As of September 30, 2011 and March 31, 2011, other receivables are consisted of the followings:

	30-Sep-11	31-Mar-11
Deposit	$651,055	$87,987
Employee advance	498,192	186,292
Others	614,434	188,401
Total	1,763,681	462,681
Other receivable is separated into current and non-current assets
Other receivable (current)	1,575,946	461,747
Other receivable (non-current)	187,735	934
Total	$1,763,681	$462,681

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

(18)

NOTE 10 --- Inventories

As of September 30, 2011 and March 31 2011, the Company’s inventory is consisted of followings:

	30-Sep-11	31-Mar-11
Raw materials	$5,016,631	5,096,343
Work in process	6,722,005	6,048,150
Finished goods	14,474	267,506
Total	$11,753,110	$11,411,998

 NOTE 11 --- Land, plant and equipment, mining right and exploration right

 As of September 30, 2011 and March 31, 2011, the Company’s non-current assets have followings:

	30-Sep-11	31-Mar-11
Land, plant and equipment	$17,237,790	$16,285,198
Less: accumulated depreciation	-2,332,701	-1,798,118
Land, plant and equipment, net	14,905,089	14,487,080
Construction in process	43,564,411	42,225,532
Mining right (in other non-current assets)	0	0
Total	$58,469,500	$56,712,612

The Company bought one mining right in 2005 in amount of 1,180,000RMB. At the time, the Company estimated the total useful life of 5 years. In December 2010, the estimation of its useful life was re-evaluated to be consistent with the mining right of 9 years. Conversely, the remaining balance of the mining right was considered immaterial and it was fully amortized in the current year to simplify the accounting procedure. As of September 30, 2011 and March 31, 2011, the mining right were fully amortized. The Company also has three mineral exploration rights, including: Shangchao lead ore, Shangchao Gangshan lead ore and Dongxiang Zinc ore. The exploration rights expire in 2 years and can be renewed at expiration. Application fees and other expense related to exploration activities are expensed when occurred.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

NOTE 12 ---Short Term Loan

On June 21st, 2011, the Company signed a short term loan agreement for the mine development projects. The loan bears no interest and is due in one month, 6% monthly interest will be accrued if the loan is overdue. The loan has been repaid in July, 2011.

NOTE 13 --- Other Payables

As of September 30, 2011 and March 31, 2011, other payables are consisted, of the following:

	30-Sep-11	31-Mar-11
Payable for mining site construction	$0	$15,252
Other	1,110,619	171,711
Total	$1,110,619	$186,963

NOTE 14 --- Environment Restoration Deposit

In September 2009, $283,497 (1,800,000 RMB) was paid to local environment protection department as environment restoration deposit. The full amount will be refunded when the Company fully restored the environment after its mining activities.

NOTE 15 --- Due To Related Party

The balances due to stockholders represented unsecured advances which are interest-free and due on demand. As of September 30, 2011 and March 31, 2011, the balances due to stockholders were $1,388,684 and $937,259 respectively.

(19)

NOTE 16 --- Convertible Notes and Warrants

On November 26, 2010, the Company issued a second convertible debt in amount of $10,000,000. In total, the Company issued $20,000,000 convertible debt. On July 7, 2011, the Company approves and authorizes the conversion of $20,000,000 represented by those certain a convertible note into 4,000,000 shares of Common Stock at a conversion price same of $5 per share. The conversion amount of $20,000,000 has been restated in paid in capital.

Interest payable on this Note shall accrue at the rate of 3% per annum and shall be payable on the Maturity Date. As of September 30, 2011, the balance of accrued interest was $461,633.

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with warrants to purchase up to 800,000 shares of common stock at 110% of IPO price per share. The following table summarizes the changes in the warrants outstanding at September 30, 2011.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
5.50	400,000	5.50	1.92	400,000	5.50
5.50	400,000	5.50	2.16	400,000	5.50

	800,000		2.04	800,000

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

(a)	Level 1 – Quoted prices in active markets for identical assets and liabilities. Level 1 is generally considered the most reliable measurement of fair value under ASC 820.
(b)	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(c)	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company used Monte Carlo Simulation to generate a refined fair value calculation with the following assumptions:

Assumptions
Maturity (years)	3
Interest Rate	0.60%
Volatility	55.79%
Dividend yield	N/A

Fair Value on a Recurring Basis
The table below categorizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Fair Value	Fair value measurement using
	30-Sep-11	Level 1	Level 2	Level 3
Common stock warrant liability	$1,411,029	—	—	$1,411,029

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the period ended September 30, 2011:

(in thousands)	Common Stock Warrants
Balance at June 30, 2011	$1,103,590
Change in fair value of common stock warrant liability	307,439
Exercise of common stock warrants
Balance at September 30, 2011	1,411,029

(20)

NOTE 17 --- Gross profit margin

For the three and six months ended September 30, 2011, the Company recorded a gross profit margin at 28% and 43%, respectively. The sales of zinc and lead products, such as zinc calcine, zinc dust and sand, sulphuric acid, lead concentrate, pyrites and oxidized ores, accounted for 94.43% of total revenue as of September 30, 2011. The other 5.57% of sales revenue was attributed to the sale of tailings for the same period ended September 30, 2011.

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

Prior to March 31, 2010, all of the Company’s profits were contributed by Huanjiang Jintai, which enjoyed a favourable tax reduction benefit introduced by the State Administration of Taxation of Guangxi province to encourage companies engaged in the non-ferrous metals industry in the Zhuang autonomous region. The aggregate preferential tax amount from fiscal year 2004 to 2010 is $5,956,061. The per share effect due to the tax incentives before dilution is $0.19 and $0.18 after dilution. From January 1, 2004 to December 31, 2006, Huanjiang Jintai was exempt from the corporate income tax; from January 1, 2007 to December 31, 2010, Huanjiang Jintai enjoyed a preferential corporate income tax rate of 15%. As for the year ended March 31, 2011, the Company’s financial statements were consolidated from four legal entities, which included Huanjiang Jintai, Xiangguang, Jintai HK, and Jintai Mining Group, Inc. Since Xiangguang is located in Guangdong province, it did not enjoy any tax incentives and had a normal income tax rate of 25%. Hence, the effective tax rate increased to 21.5% approximately. In addition, according to the PRC government tax bureau, the tax holiday ended on December 31, 2010, and from January 1, 2011, all income tax rates are at the level of 25%.

The Company generated all of its net income from its PRC operation and has recorded income tax provision for the Six months ended September 30, 2011 and year ended March 31, 2011.

The components of (loss) income before income taxes separating U.S, HK and PRC operations are as follows:

	30-Sep-11	31-Mar-11
Loss subject to U.S operation	-$405	-$61,987
Loss subject to Hk operation	-564,030	-1,179,455
Income (loss) subject to PRC operation	7,170,673	22,208,722
Income (loss)before income taxes	$6,606,238	$20,967,280

United States of America

The Company is registered in the state of Delaware and is subject to United States of America tax law.

As of September 30, 2011, the parent company has a $1,781,979 of net operating losses available for federal tax purposes, which are available to offset future income taxable income. It can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history.

Hong Kong Subsidiary

Jintai Mining Co. , Limited is incorporated in Hong Kong and is subject to Hong Kong tax law.

As of September 30, 2011, the subsidiary has recorded a net operating loss of $564,030. The tax losses can be carried forward without any time limit.

PRC Subsidiary

The consolidated foreign pre-tax earnings are approximately $7,170,673 for the six months ended September 30, 2011 and $22,208,722 for the year ended March 31, 2011.

The reconciliation of income tax rate to the effective income tax rate based on pre-tax earnings stated in the consolidated statement of operations for the Six months ended September 30, 2011 and year ended March 31, 2011 are as follows:

	30-Sep-11	31-Mar-11
Income (loss) before income taxes	$7,170,673	$22,208,722
Statutory income tax rate	25%	25%
Income tax at statutory rate	1,792,668	5,552,181

Tax exempted at 15% statutory rate before December 31, 2010		(1,028,318)
Adjustments not deductible for tax purposes:
Effect of tax losses	93,232	(6,279)

Income Tax expenses	$1,885,900	$4,517,584

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for the Six months ended September 30, 2011 and year ended March 31, 2011.

	30-Sep-11	31-Mar-11
U.S Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
HK Statutory rate	16.5%	16.5%
Effect of net Operating loss	-16.5%	-16.5%
PRC Income tax	25.0%	25.0%
Effect of PRC tax losses	3.5%
Effect of PRC tax incentive
FY 2011		-4.7%
Effective Tax Rate	28.5%	20.3%

(21)

NOTE 19 – Capital Transactions

The company has authorized to issue 1,000,000 shares of preferred stock. Our board of directors is expressly authorized to provide for the issuance the remaining shares of the preferred stock in one or more series, and to fix the number of shares or alter-voting powers, preferences, rights, limitations, or restrictions thereof as may be permitted by the Delaware General Corporation Law. The board of directors is also expressly authorized to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

In June, 2010, the Company has issued 32,000,000 shares common stock with $0.0001 par value.

On November 26, 2010, the Company issued a second convertible debt in amount of $10,000,000. In total, the Company issued $20,000,000 convertible debt. On July 7, 2011, the Company approves and authorizes the conversion of $20,000,000 represented by those certain convertible debt into 4,000,000 shares of Common Stock at a conversion price same of $5 per share.

NOTE 20- Related party transactions

Huanjiang Jintai Mining Co., Ltd. and Guangzhou Xiangguang Corporate Management Co., Ltd. entered into VIE agreements. During April 2011 to September 2011, Huanjiang Jintai Mining Co., Limited sold oxidized ores with $1,083,868 to Guangzhou Xiangguang Corporate Management Co., Ltd.

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

Operating Agreement

-Pursuant to the Operating Agreement, Xiangguang agrees to guarantee the performance by Huanjiang Jintai of itsobligations under any agreements or arrangements entered into by it with any third party. In return, Huanjiang Jintai has (a) pledged all of its assets and accounts receivable to Xiangguang as counter-guaranty; and (b) the shareholders of Huanjiang Jintai are granted the right to designate individuals recommended by Xiangguang as directors and officers of Huanjiang Jintai. In addition, under the Operating Agreement, Xiangguang provides guidance and instructions on Huanjiang Jintai’s daily operations, financial management and employment issues. Moreover, Huanjiang Jintai has agreed not to engage in any transactions that could materially affect its assets, liabilities, rights or operations without Xiangguang’s prior consent, including without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or exploration license in favor of a third party or transfer of any agreements relating to its business operation to any third party.

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

(22)

NOTE 21- Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves restricted retained earnings. As of September 30, 2011 and March 31, 2011, the balances of statutory reserve stay at $ 144,882.

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

On September 1, 2010, the Company leased its office space in Guangzhou from an individual for approximately $1,608 per year. The lease expires on May 31, 2012

Future five years annual lease payments are as follows:

Year ending March 31	Lease payment
2012	4,143
2013	3,567
2014	1,305
2015	0
2016	0
Total	9,015

NOTE 23 – Concentration and Risk

(a)	Major customers

For the Six months ended September 30, 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the Six months ended September 30, 2011, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$3,878,540	19%
Customer B	3,564,215	17%
Customer C	3,128,214	15%
Total	$10,570,969	51%

For the years end March 31, 2011, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$10,680,597	22%
Customer B	6,912,631	14%
Customer C	5,602,993	12%
Total	$23,196,221	48%

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(23)

NOTE 24 ---Segment Report

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

The Company reported its revenue for each product during the Six months ended September 30, 2011 and 2010 as the following:

	For the six months ended Sep 30, 2011			For the six months ended Sep 30, 2010
Products	Revenue	Cogs	Gross Margin	Revenue	Cogs	Gross Margin
Lead concentrate	$1,126,245	$623,892	45%	$638,566	$276,283	57%
Oxidized ore	3,062,978	371,376	88%	9,707,754	995,724	90%
Pyrite	2,003,013	494,866	75%	258,092	90,157	65%
Tailings	1,142,105	273,840	76%	410,446	237,263	42%
Zinc calcine	10,336,446	8,047,261	22%	7,547,696	4,235,006	44%
Zinc dust and sand	1,769,747	1,420,058	20%	1,833,195	1,233,006	33%
Electric dust	123,111	92,125	25%	75,139	59,307	21%
Sulphuric acid	930,455	309,784	67%	230,653	153,425	33%
Total	20,494,099	11,633,201	43.24%	20,701,541	7,280,171	64.83%

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2010

 Revenues

Revenues for the six months ended Sep 30, 2011 were $20.49 million, approximately equal to the same period in 2010. For the six months ended Sep 30, 2011, we sold $10.34 million of zinc calcine, $1.77 million of zinc dust and sand, $3.07 million of oxidized ore, $2.00 million of pyrite, $0.93 million of sulfuric acid, $1.13 million of lead concentrates, $0.12 million of electric dust, and $1.14 million of tailings. The sales revenue of zinc, lead and other related products accounted for79.48% of total revenue. The other 20.52% of sales revenue was attributed to the sales of oxidized ores and tailings. During the same period ended Sep 30, 2010, we sold $7.55 million of zinc calcine, $1.83 million of zinc dust and sand, $9.71 million of oxidized ores, $0.64 million of lead concentrates and $0.23 million of sulfuric acid which represented a sales proportion of 51.12% for zinc and lead related products and 48.88% for oxidized ores and tailings.

Cost of Goods Sold

Cost of goods sold recorded at $11.63 million during the six months ended Sep 30, 2011 compared to $7.28 million for the same period ended Sep 30, 2010. The cost of goods sold for the six months ended Sep 30, 2011 represented a large increase of $4.35 million, or 60%. The increase in cost of goods sold was mainly due to the decrease output of all the products. On the other hand, for the three months ended Sep 30, 2011, cost of goods sold was $4.76 million, representing a decrease of approximately $0.66 million or 12.18%, as compared to $5.42 million for the same period ended in 2010. The reason of cost decrease is production decrease. As the product entity had a large increase fixed cost accompanied by a large increase in the cost of per product, the cost of goods sold increased largely. Another reason for the increase in cost of goods sold of refined zinc and lead based products was lower zinc and lead ore grades extracted from the ore mine for the six months ended Sep 30, 2011, which showed a negative effect of our cost of goods sold.

Gross Profit and Gross Profit Margin

For the six months ended Sep 30, 2011, gross profit was $8.86 million, representing a decrease of approximately $4.56 million, or 33.98%, as compared to $13.42 million for the same period ended in 2010. On the other hand, for the three months ended Sep 30, 2011, gross profit was $1.91 million, representing a decrease of approximately $3.88 million or 67%, as compared to $5.79 million for the same period ended in 2010. Due to lack of electrical power, decrease of production leaded to increase in overall cost and decrease in gross profit. As of Sep 30, 2011, we recognize a gross profit margin of 43.24%, and for the same period in 2010, the gross profit margin was 64.83%. The main reason for the sharply decrease in gross profit margin is lacking of power to produce. Because of server drought in last year, there is inadequate electricity reserves for industrial use in Hechi where mainly depends on hydroelectric. On the other hand, the cost of the products includes a large portion of fixed cost, such as depreciation of the fixed assets. All these reasons make a significant increase in the cost of per product, and lead a sharp decrease in gross profit margin.

General and Administrative Expenses

General and administrative expenses were recorded $1.77million for the six months ended Sep 30, 2011, and for the same period of FY 2011, we recorded $1.72 million. On the other hand, for the three months ended Sep 30, 2011, general and administrative expenses were $0.87 million, representing a decrease of approximately $0.16 million or 15.53%, as compared to $1.03 million for the same period ended in 2010. The general and administrative expenses were mainly composed of bad debt expenses and expenses related to our efforts in becoming a publicly reporting company, such as legal costs associated with the filing of the registration statement covering the shares sold under this prospectus, costs related to engaging an auditing firm and costs related to the production of the necessary mining report.

Foreign Currency Translation Adjustment

The accompanying financial statements are presented in U.S. Dollars. Our functional currency is the RMB of the PRC. The financial statements are translated into U.S. Dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. For the six months ended Sep 30, 2011, we recorded a foreign currency translation gain of $1.71 million, as compared to $0.74 million for the same period in 2010. On the other hand, for the three months ended Sep 30, 2011, we recorded a foreign currency translation gain of $0.63 million, as compared to $0.50 million for the same period in 2010.

Income Tax

Income tax expense was $1.78 million for the six months ended Sep 30, 2011 compared to $2.41 million for the six months ended Sep 30, 2010. On the other hand, income tax expense was $0.29 million for the three months ended Sep 30, 2011 compared to $0.86 million for the three months ended Sep 30, 2010. The effective tax rate for the first half of FY 2012 was 27.30% because from January 1, 2011, all income tax rates were at a rating of 25.00%. For the same period of FY 2011, the effective tax rate recorded at 26.32% since we restated our income statement to incorporate an impairment loss of $2.43 million into operating expenses, which led to a significant drop of our income before income tax provisions, but without the restatement of our income tax expenses that had been reported to the local tax bureau.

Net Income

Net income for the six months ended Sep 30, 2011 was $4.9 million, a decrease of $1.85 million, or 27.43%, compared to $6.75 million for the same period in 2010. On the other hand, net income for the three months ended Sep 30, 2011 was $0.46 million, a decrease of $3.38 million, or 88.02%, compared to $3.84 million for the same period in 2010. Such decrease was mainly due to the increase of our cost of goods sold and we had recorded the interests of convertible notes, about $0.46 million in the first half of FY2012.

(25)

Liquidity and Capital Resources

For the Six months ended Sep 30, 2011

Cash and Cash Equivalents

Cash and cash equivalents were $0.22 million as of Sep 30, 2011, a decrease of $3.38 million as compared to the balance of $3.60 million as of March 31, 2011. The decrease in cash position was mainly due to the large amount used in operating activities.

Net Cash Used by Operating Activities

Net cash used by operating activities for the first half of FY 2012 was $3.44 million, as compared to a negative amount of $6.05 million used by operating activities for the same period of FY 2011. The decrease in net cash used by operating activities was mainly due to a decrease in accounts receivable. The decrease in accounts receivable had led to an increase in cash flow by $14.33 million. And the decrease in other receivable made an increase by $3.22 million. In addition, there was a further reduction in cash flow by $3.86 million of received in advance and a sharply increase by $4.88 million of paid in advance. On the other hand, this was partially offset by an increase of $2.64 million in the accounts payable. Most of the accounts payable will be due when the mining constructions are completed and inspected by engineers. The net income has a decrease of $1.85 million due to largely reduction of our production.

As a result, we recorded an increase in cash flow from operations for the six months ended Sep 30, 2011. The company plans to increase its mining output and separating capacity up to 6,000 tons per day respectively in year 2015. In order to reach the aiming capacity, the company carried out a series of projects early this year, including performing exploration work within its exploration properties, acquiring mines which meet its long-term development strategies, expanding its tunnels, upgrading the ventilation and safety facilities as well as expanding its concentrators. Due to the process dealing with SEC to clear questions for months and the delay of funding from the IPO, the company had to use most of its self-generated cash flow to support these projects.

Net Cash Used In Investing Activities

For the first six months of FY 2012, we used $0.43 million in investing activities, as compared to $0.25 million used in investing activities in the same period from the previous year. This increase of cash used was mainly due to purchase of property and equipment for normal production.

Net Cash Provided By Financing Activities

For the first half of FY 2012, the related party provided us $0.42 million. For the same period in FY 2011, we had $6.46 million provided by financing activities, which mainly from the convertible notes we issued in Aug, 2010.

We generated a net operating profit of approximately $4.72 million for the six months ended Sep 30, 2011 and $6.75 million for the same period ended Sep 30, 2010.

Off Balance Sheet Arrangement.

None.

(26)

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (collectively, the “Certifying Officers”) respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Certifying Officers concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2011), our disclosure controls and procedures were not effective as of September 30, 2011.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINTAI MINING GROUP, INC. (Registrant)

Date: May 7, 2012	By:	/s/ Yuan Lin
Yuan Lin Chief Executive Officer and Director

Date: May 7, 2012	By:	/s/ Shaoying Li
Shaoying Li Chief Financial Officer

(28)

Index to Exhibits

Exhibit No. Description

31.1.  Certifications of Chief Executive Officer

31.2.  Certifications of Chief Financial Officer

32.1.  Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2.  Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002