Form 10-Q
period 2011-12-31
Jintai Mining Group, Inc.
filed 2012-05-18
CIK 1498352

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Yes [ ]                                No [X]

Number of shares of common stock outstanding as of December 31, 2011 are 36,000,000.

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

ITEM 1. FINANCIAL STATEMENTS

(3)

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jintai Mining Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 30, 2011 and March 31, 2011
(Expressed in USD Dollars)
	As of
ASSETS	12/31/2011 (Unaudited)	3/31/2011 (Audited )
CURRENT ASSETS
Cash and cash equivalents	$181,102	$3,601,657
Accounts receivable, net	14,802,604	13,816,063
Inventory	11,019,516	11,411,998
Prepaid expenses	1,233,224	883,044
Paid in advance	19,894,008	8,860,462
Other receivable	1,428,432	461,747
Environment restoration deposit	291,178	279,831
TOTAL CURRENT ASSETS	48,850,064	39,314,802

NON-CURRENT ASSETS
Land,equipment, and mining claims	17,378,192	16,285,198
Accumulated depreciation	(2,590,692)	(1,798,118)
Land, equipment, and mining claims, net	14,787,500	14,487,080

Construction in progress	43,937,767	42,225,532
Accounts receivable, non-current	688,157	151,919
Other receivable, non-current	211,963	934
Paid in advance, non-current	453,303	442,433
Other non-current assets	115,961	194,800
TOTAL NON-CURRENT ASSETS	60,194,651	57,502,698

TOTAL ASSETS	$109,044,715	$96,817,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	14,389,505	10,135,230
Salary payable	33,380	22,721
Tax payable	9,994,800	8,400,243
Received in advance	1,034,816	4,225,681
Other payable	1,115,383	186,963
Common stock warrant liability	1,125,803	1,257,728
Accured expenses and other liabilities	465,590	284,429
Due to related party	1,388,682	937,259
Convertible Note	—	20,377,036
Discount on Convertible Note	—	(1,427,683)
TOTAL CURRENT LIABILITIES	29,547,959	44,399,607

TOTAL LIABILITIES	29,547,959	44,399,607

STOCKHOLDERS' EQUITY
Preferred Stock; 1,000,000 shares authorized at
$0.0001 par value, no share issued and outstanding
Common Stock; 100,000,000 shares authorized at	3,600	3,200
$0.0001 par value, 36,000,000 shares issued and outstanding
Paid in capital	20,242,491	242,891
Statutory reserves	144,882	144,882
Accumulated other comprehensive Income	5,146,802	3,128,523
Retained earnings	53,958,981	48,898,397
TOTAL STOCKHOLDERS' EQUITY	79,496,756	52,417,893

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,044,715	$96,817,500

The accompanying notes are an integral part of these financial statements.

(4)

Jintai Mining Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
For The Three and Nine Months Ended December 31, 2011 and 2010
(Expressed in USD Dollars)

	Three months ended December 30,		Nine months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Revenues
Sales	$3,146,613	$12,620,289	$23,640,712	$33,321,830
Cost of goods sold	2,472,608	5,986,241	14,105,809	13,266,412
Gross profits	$674,005	$6,634,048	$9,534,903	$20,055,418

Operating expenses
Selling and marketing	74,990	70,749	234,411	142,013
General and administrative	408,234	696,803	2,180,927	2,420,192
Impairment loss	—	—	—	2,492,287
Total Operating Expenses	$483,224	$767,552	$2,415,338	$5,054,492

Income (Loss) from continuing operations	190,781	5,866,496	7,119,565	15,000,926

Other income (expenses)
Change in fair value of warrant liability	291,825	2,518	179,517	2,518
Gain (loss) on disposal of fixed assets	—	—	—	—
Interest (expenses)		(191,744)	(243,896)	(191,744)
Other Income	901	2,222	13,496	2,222
Other (expenses)	(28,750)	(97,354)	(7,586)	(105,181)
Total other income (loss)	263,976	(284,358)	(58,469)	(292,185)

Income (loss) before income tax provision	454,757	5,582,138	7,061,096	14,708,741

Income taxes	114,612	1,091,948	2,000,512	3,501,998

Net Income	340,145	4,490,190	5,060,584	11,206,743

Other comprehensive income (loss)
Foreign currency translation gain (loss)	681,103	554,867	2,018,279	1,319,034
Unrealized gain (loss) on stock warrant
Comprehensive income (loss)	$1,021,248	$5,045,057	$7,078,863	$12,525,777

Earnings per common share
Basic	$0.01	$0.14	$0.15	$0.35
Diluted	$0.01	$0.13	$0.15	$0.34

Weighted average common shares outstanding
Basic	36,000,000	32,000,000	34,577,778	32,000,000
Diluted	36,000,000	34,777,778	34,577,778	33,148,148

The accompanying notes are an integral part of these financial statements.

(5)

Jintai Mining Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Nine months ended December 31, 2011 and 2010
(Expressed in USD Dollars)

	For The Nine Months Ended December 31
	2011	2010
Cash flows from operating activities:
Net income (loss) from continued operations	5,060,583	11,206,743

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Change of Common stock warrant liability	(179,517)	(2,518)
Amortization of discount on debt	77,431	64,621
Loss on fixed assets abandoned		2,492,287
Depreciation	706,249	103,907
Accounts receivable ,trade	(938,557)	(5,573,035)
Other receivable	(1,137,354)	(4,208,071)
Inventory	839,298	(389,252)
Paid in advance	(10,468,389)	(3,892,926)
Prepaid expense	(308,515)
Amortization of mining right	—	28,769

Accounts payable	3,771,669	2,735,733
Other payable	903,677	889,285
Salary payable	9,556	(5,402)
Tax payable	1,230,561	5,753,002
Accrued expenses	166,465	129,167
Deferred tax	85,121
Received in advance	(3,299,556)	677,675
Net cash provided by operating activities	(3,481,278)	10,009,985

Cash flows from investing activities:
Construction in Progress	—	(8,058,226)
Purchase of property, plant and equipment	(424,571)	(383,727)
Net cash provided by (used in) investing activities	(424,571)	(8,441,953)

Cash flows from financing activities:
Cash from investor	—	4,463
convertible note	—	19,793,827
Proceed from short-term loan	5,871,223
payment to short-term loan	(5,871,223)
Due to related party	405,713	(395,486)
Net cash provided by financing activities	405,713	19,402,804

Foreign currency translation adjustment	79,581	601,514

Net increase (decrease) in cash and cash equivalents	(3,420,555)	21,572,350

Cash and cash equivalents:
Beginning of period	3,601,657	6,355,927
End of period	181,102	27,928,277

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	—	—
Income tax	592,330	99,426
Non-cash financing activity:
Common stock issued for conversion of convertible debt	$20,000,000	$—

 The accompanying notes are an integral part of these financial statements.

(6)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -Business Summary

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

NOTE 2 - Summary of Significant Accounting Policies

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

(9)

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

(10)

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

(11)

NOTE 3 - Ore Reserve Determination

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

(12)

Note 4 - Mining Operations Disclosure

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

- Raoyunling (C1y) of lower series of Carboniferous system v Shangchao formation of lower series of Carboniferous system (C1sh)

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

(17)

NOTE 5 - Cash on Hand

Various routine business transactions are conducted in cash such as sales of material and purchases of materials, cash on hand as of December 31, 2011 was $8,987 (RMB 56,628).

NOTE 6 - Accounts Receivable, Net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. At the balance sheet date, all of the accounts receivables were related to PRC wholesaling and their credit period is usually ranged from one year to three years. Based upon the aforementioned criteria, management has determined that as follows:

	31-Dec-11	31-Mar-11
Accounts receivable, gross	$16,356,436	$14,719,296
Less: allowance for doubtful accounts	-865,675	-751,314
Accounts receivable, net	15,490,761	13,967,982
Accounts receivable is separated as current and non-current assets
Accounts receivable, net (current)	14,802,604	13,816,063
Accounts receivable, net (non-current)	688,157	151,919
Total	$15,490,761	$13,967,982

NOTE 7 - Prepaid expenses

The company has balances of $1,233,224 and $883,044 as of December 31, 2011 and March 31, 2011 in prepaid expense, respectively. These expenses represent utilities, rent, and other expenses related to the company’s operation.

NOTE 8 - Paid in advance

The balances of $20,347,311 and $9,302,895 as of December 31, 2011 and March 31, 2011, respectively, represent prepaid supplies and other items.

	31-Dec-11	31-Mar-11
Materials & Supplies purchases	$3,939,104	$1,328,674
Equipment purchases	5,720,495	7,850,678
Mining Project	10,687,712	123,543
Total	$20,347,311	$9,302,895
Paid in advance is separated as current and non-current assets
Paid in advance (current)	19,894,008	$8,860,462
Paid in advance (non-current)	453,303	442433
Total	$20,347,311	$9,302,895

NOTE 9 - Other receivables

The Company makes deposits to government agencies and other unrelated parties, and makes advances to its employees during its operation. These amounts are recorded in other receivable. As of December 31, 2011 and March 31, 2011, other receivables are consisted of the followings:

	31-Dec-11	31-Mar-11
Deposit	$47,735	$87,987
Employee advance	33,380	186,292
Others	1,559,280	188,401
Total	1,640,395	462,681
Other receivable is separated into current and non-current assets
Other receivable (current)	1,428,432	461,747
Other receivable (non-current)	211,963	934
Total	$1,640,395	$462,681

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

(18)

NOTE 10 - Inventories

As of December 31, 2011 and March 31 2011, the Company’s inventory is consisted of followings:

	31-Dec-11	31-Mar-11
Raw materials	$4,495,396	5,096,343
Work in process	6,271,827	6,048,150
Finished goods	252,293	267,506
Total	$11,019,516	$11,411,998

NOTE 11 - Land, plant and equipment, mining right and exploration right

As of December 31, 2011 and March 31, 2011, the Company’s non-current assets have followings:

	31-Dec-11	31-Mar-11
Land, plant and equipment	$17,378,192	$16,285,198
Less: accumulated depreciation	-2,590,692	-1,798,118
Land, plant and equipment, net	14,787,500	14,487,080
Construction in process	43,937,767	42,225,532
Mining right (in other non-current assets)	0	0
Total	$58,725,267	$56,712,612

The Company bought one mining right in 2005 in amount of 1,180,000RMB. At the time, the Company estimated the total useful life of 5 years. In December 2010, the estimation of its useful life was re-evaluated to be consistent with the mining right of 9 years. Conversely, the remaining balance of the mining right was considered immaterial and it was fully amortized in the current year to simplify the accounting procedure. As of December 31, 2011 and March 31, 2011, the mining right were fully amortized. The Company also has three mineral exploration rights, including: Shangchao lead ore, Shangchao Gangshan lead ore and Dongxiang Zinc ore. The exploration rights expire in 2 years and can be renewed at expiration. Application fees and other expense related to exploration activities are expensed when occurred.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

NOTE 12 - Short Term Loan

On June 21st, 2011, the Company signed a short term loan agreement for the mine development projects. The loan bears no interest and is due in one month, 6% monthly interest will be accrued if the loan is overdue. The loan has been repaid in July, 2011.

NOTE 13 - Other Payables

As of December 31, 2011 and March 31, 2011, other payables are consisted, of the following:

	30-Dec-11	31-Mar-11
Payable for mining site construction	$0	$15,252
Other	1,115,383	171,711
Total	$1,115,383	$186,963

(19)

NOTE 14 - Environment Restoration Deposit

In September 2009, $283,497 (1,786,286 RMB) was paid to local environment protection department as environment restoration deposit. The full amount will be refunded when the Company fully restored the environment after its mining activities.

NOTE 15 - Due To Related Party

The balances due to stockholders represented unsecured advances which are interest-free and due on demand. As of December 31, 2011 and March 31, 2011, the balances due to stockholders were $1,388,682 and $937,259 respectively.

NOTE 16 - Convertible Notes and Warrants

On November 26, 2010, the Company issued a second convertible debt in amount of $10,000,000. In total, the Company issued $20,000,000 convertible debt. On July 7, 2011, the Company approves and authorizes the conversion of $20,000,000 represented by those certain convertible debt into 4,000,000 shares of Common Stock at a conversion price same of $5 per share.

Interest payable on this Note shall accrue at the rate of 3% per annum and shall be payable on the Maturity Date. As of December 31, 2011, the balance of accrued interest was $465,590.

The discount on notes payable is related to warrants granted to the lender in association with the issuance of the term note. The Company provided the lender with warrants to purchase up to 800,000 shares of common stock at 110% of IPO price per share. The following table summarizes the changes in the warrants outstanding at December 31, 2011.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
5.50	400,000	5.50	1.67	400,000	5.50
5.50	400,000	5.50	1.91	400,000	5.50

	800,000		1.79	800,000

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

(a)	Level 1 – Quoted prices in active markets for identical assets and liabilities. Level 1 is generally considered the most reliable measurement of fair value under ASC 820.
(b)	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(c)	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(20)

The Company used Monte Carlo Simulation to generate a refined fair value calculation with the following assumptions:

Assumptions
Maturity (years)	3
Interest Rate	0.60%
Volatility	55.79%
Dividend yield	N/A

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value	Fair value measurement using
	31-Dec-11	Level 1	Level 2	Level 3
Common stock warrant liability	$1,125,803	—	—	$1,125,803

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the period ended December 31, 2011:

(in thousands)	Common Stock Warrants
Balance at September 30, 2011	$1,411,029
Change in fair value of common stock warrant liability	-285,226
Exercise of common stock warrants
Balance at December 31, 2011	1,125,803

NOTE 17 - Gross profit margin

For the three and nine months ended December 31, 2011, the Company recorded a gross profit margin at 28% and 41.98%, respectively. The sales of zinc and lead products, such as zinc calcine, zinc dust and sand, sulphuric acid, lead concentrate, pyrites and oxidized ores, accounted for 91.27% of total revenue as of December 31, 2011. The other 8.11% of sales revenue was attributed to the sale of tailings for the same period ended December 31, 2011.

NOTE 18 - Income Taxes

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

The Company generated all of its net income from its PRC operation and has recorded income tax provision for the nine months ended December 31, 2011 and year ended March 31, 2011.

The components of (loss) income before income taxes separating U.S, HK and PRC operations are as follows:

	31-Dec-11	31-Mar-11
Loss subject to U.S operation	-$405	-$61,987
Loss subject to Hk operation	-565,038	-1,179,455
Income (loss) subject to PRC operation	7,626,539	22,208,722
Income (loss)before income taxes	$7,061,096	$20,967,280

United States of America

The Company is registered in the state of Delaware and is subject to United States of America tax law.

As of December 31, 2011, the parent company has a $62,387 of net operating losses available for federal tax purposes, which are available to offset future income taxable income. It can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history.

Hong Kong Subsidiary

Jintai Mining Co. , Limited is incorporated in Hong Kong and is subject to Hong Kong tax law.

As of December 31, 2011, the subsidiary has recorded a net operating loss of $1,797,600. The tax losses can be carried forward without any time limit.

(21)

PRC Subsidiary

The consolidated foreign pre-tax earnings are approximately $7,626,539 for the nine months ended December 31, 2011 and $22,208,722 for the year ended March 31, 2011.

The reconciliation of income tax rate to the effective income tax rate based on pre-tax earnings stated in the consolidated statement of operations for the nine months ended December 31, 2011 and year ended March 31, 2011 are as follows:

	31-Dec-11	31-Mar-11
Income (loss) before income taxes	$7,626,539	$22,208,722
Statutory income tax rate	25%	25%
Income tax at statutory rate	1,906,635	5,552,181

Tax exempted at 15% statutory rate before December 31, 2010		(1,028,318)
Adjustments not deductible for tax purposes:
Effect of tax losses	93,877	(6,279)

Income Tax expenses	$2,000,512	$4,517,584

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for the Six months ended December 30, 2011 and year ended March 31, 2011.

	31-Dec-11	31-Mar-11
U.S Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
HK Statutory rate	16.5%	16.5%
Effect of net Operating loss	-16.5%	-16.5%
PRC Income tax	25.0%	25.0%
Effect of PRC tax losses	1.2%
Effect of PRC tax incentive
FY 2011		-4.7%
Effective Tax Rate	26.2%	20.3%

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

NOTE 20 - Related party transactions

Huanjiang Jintai Mining Co., Ltd. and Guangzhou Xiangguang Corporate Management Co., Ltd. entered into VIE agreements. During September 2011 to December 2011, Huanjiang Jintai Mining Co., Limited sold oxidized ores with $1,083,413 to Guangzhou Xiangguang Corporate Management Co., Ltd.

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

 Operating Agreement

Pursuant to the Operating Agreement, Xiangguang agrees to guarantee the performance by Huanjiang Jintai of itsobligations under any agreements or arrangements entered into by it with any third party. In return, Huanjiang Jintai has (a) pledged all of its assets and accounts receivable to Xiangguang as counter-guaranty; and (b) the shareholders of Huanjiang Jintai are granted the right to designate individuals recommended by Xiangguang as directors and officers of Huanjiang Jintai. In addition, under the Operating Agreement, Xiangguang provides guidance and instructions on Huanjiang Jintai’s daily operations, financial management and employment issues. Moreover, Huanjiang Jintai has agreed not to engage in any transactions that could materially affect its assets, liabilities, rights or operations without Xiangguang’s prior consent, including without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or exploration license in favor of a third party or transfer of any agreements relating to its business operation to any third party

Equity Pledge Agreement

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

NOTE 21 - Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves restricted retained earnings. As of December 31, 2011 and March 31, 2011, the balances of statutory reserve stay at $144,882.

NOTE 22 - Commitments and Contingencies

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

Future five years annual lease payments are as follows:

Year ending March 31	Lease payment
2012	4,143
2013	3,567
2014	1,305
2015	0
2016	0
Total	9,015

(22)

NOTE 23 – Concentration and Risk

(a)	Major customers

For the nine months ended December 31, 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the nine months ended December 31, 2011, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$3,902,317	16%
Customer B	3,820,307	16%
Customer C	3,147,391	13%
Total	$10,635,774	45%

For the years end March 31, 2011, major customers whose sales amounts exceed 10% of our total revenue are presented as follows:

Customers	Revenue
Customer A	$10,680,597	22%
Customer B	6,912,631	14%
Customer C	5,602,993	12%
Total	$23,196,221	48%

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE 24 - Segment Report

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

The Company reported its revenue for each product during the nine months ended December 31, 2011 and 2010 as the following:

	For the nine months ended Dec 31, 2011			For the nine months ended Dec 31, 2010
Products	Revenue	Cogs	Gross Margin	Revenue	Cogs	Gross Margin
Lead concentrate	$1,388,124	$826,673.00	40%	$1,550,077	$541,876	65%
Oxidized ore	3,060,239	371,222.00	88%	12,975,024	1,605,447	88%
Pyrite	2,413,073	570,006.00	76%	787,685	213,070	73%
Tailings	1,917,684	539,875.00	72%	2,103,036	1,080,980	49%
Zinc calcine	11,929,460	9,906,326.00	17%	12,957,369	7,895,548	39%
Zinc dust and sand	1,768,164	1,419,470.00	20%	2,294,170	1,587,080	31%
Electric dust	144,289	109,322.00	24%	108,793	84,386	22%
Sulphuric acid	1,019,680	362,915.00	64%	545,676	258,025	53%
Total	23,640,712	14,105,809	40.33%	33,321,830	13,266,412	60.19%

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

(23)

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2010

 Revenues

Revenues for the nine months ended Dec 31, 2011 were $23.64 million, representing a decrease of 9.68 million, or 29%, as compared to $33.32 million for the same period ended in 2010. On the other hand, revenues for the three months ended Dec 31, 2011 were $3.15 million, representing a decrease of $9.47 million, or 75.04%, as compared to $12.62 million for the same period ended in 2010. The revenues drop dramatically from October to December because of the lack of electrical power so that we cannot produce enough products for sale. Due to the implementation of electricity restriction in heavy industry from August, 2011, the decrease output of product leaded to limited supply in market and sales drop. For the nine months ended Dec 31, 2011, we sold $11.93 million of zinc calcine, $1.77 million of zinc dust and sand, $3.06 million of oxidized ore, $2.41 million of pyrite, $1.02 million of sulfuric acid, $1.39 million of lead concentrates, $0.14 million of electric dust, and $1.92 million of tailings. The sales revenue of zinc, lead and other related products accounted for 78.94% of total revenue. The other 21.06% of sales revenue was attributed to the sales of oxidized ores and tailings. During the same period ended Dec 31, 2010, we sold $12.96 million of zinc calcine, $2.30 million of zinc dust and sand, $12.98 million of oxidized ores, $1.55 million of lead concentrates and $0.55 million of sulfuric acid which represented a sales proportion of 54.75% for zinc and lead related products and 45.25% for oxidized ores and tailings.

Cost of Goods Sold

Cost of goods sold recorded at $14.11 million during the nine months ended Dec 31, 2011 compared to $13.27 million for the same period ended Dec 31, 2010. The cost of goods sold for the nine months ended Dec 31, 2011 represented a slightly increase of $0.84 million, or 6.3%. The increase in cost of goods sold was mainly due to the decrease output of all the products. On the other hand, cost of goods sold for the three months ended Dec 31, 2011 were $2.47 million, representing a decrease of $3.52 million, or 58.76%, as compared to $5.99 million for the same period ended in 2010. The reason of cost decrease is production decrease. Due to the implementation of electricity restriction in heavy industry from August, 2011, the output of all the products dropped and the overall cost of production increased during the power outage period. As the decrease of output and increase of overall cost accompanied by a large increase in the cost of per product, the cost of goods sold increased.

Gross Profit and Gross Profit Margin

For the nine months ended Dec 31, 2011, gross profit was $9.53 million, representing a decrease of approximately $10.52 million, or 52.46%, as compared to $20.06 million for the same period ended in 2010. On the other hand, gross profit for the three months ended Dec 31, 2011 were $0.67 million, representing a decrease of $5.96 million, or 89.89%, as compared to $6.63 million for the same period ended in 2010. Due to lack of electrical power, decrease of production leaded to increase in overall cost and decrease in gross profit. As of Dec 31, 2011, we recognize a gross profit margin of 40.33%, and for the same period in 2010, the gross profit margin was 60.19%. The main reason for the sharply decrease in gross profit margin is increase in cost of goods sold and decrease in sales due to lacking power to produce.

General and Administrative Expenses

General and administrative expenses were recorded $1.74 million for the nine months ended Dec 31, 2011, and for the same period of FY 2011, we recorded $2.42 million. On the other hand, general and administrative expenses were recorded $0.41 million for the nine months ended Dec 31, 2011 and for the same period of FY2011, we recorded $0.70 million. The general and administrative expenses were mainly composed of bad debt expenses and expenses related to our efforts in becoming a publicly reporting company, such as legal costs associated with the filing of the registration statement covering the shares sold under this prospectus, costs related to engaging an auditing firm and costs related to the production of the necessary mining report.

Foreign Currency Translation Adjustment

The accompanying financial statements are presented in U.S. Dollars. Our functional currency is the RMB of the PRC. The financial statements are translated into U.S. Dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. For the nine months ended Dec 30, 2011, we recorded a foreign currency translation gain of $2.02 million, as compared to $1.32 million for the same period in 2010. On the other hand, for the three months ended Dec 30, 2011, we recorded a foreign currency translation gain of $0.68 million, as compared to $0.55million for the same period in 2010.

Income Tax

Income tax expense was $2.00 million for the nine months ended Dec 31, 2011 compared to $3.50 million for the nine months ended Dec 31, 2010. On the other hand, income tax expense was $0.11 million for the three months ended Dec 31, 2011 compared to $1.09 million for the three months ended Dec 31, 2010.The effective tax rate for the first nine months of FY 2012 was 26.2% because from January 1, 2011, all income tax rates were at a rating of 25.00%. For the same period of FY 2011, the effective tax rate recorded at 20% since Huangjiang Jintai enjoyed a favorable tax reduction benefit introduced by the State Administration of Taxation of Guangxi province to encourage companies engaged in the non-ferrous metals industry in the Zhuang autonomous region. The tax holiday ended on December 31, 2010, so the effective tax rate recorded lower compared to FY 2012.

Net Income

Net income for the nine months ended Dec 31, 2011 was $5.06 million, a decrease of $6.15 million, or 54.84%, compared to $11.20 million for the same period in 2010. On the other hand, net income for three months ended Dec 31, 2011 was $0.34 million, a decrease of $4.15 million, or 92.4%, compared to $4.49 million for the same period in 2010. Such decrease was mainly due to the increase of our cost of goods sold and the dramatically decrease of sales.

(24)

Liquidity and Capital Resources

For the Nine months ended Dec 31, 2011

Cash and Cash Equivalents

Cash and cash equivalents were $0.18 million as of Dec 30, 2011, a decrease of $3.42 million as compared to the balance of $3.60 million as of Dec 31, 2010. The decrease in cash position was mainly due to the large amount used in operating activities.

Net Cash Used by Operating Activities

Net cash used by operating activities for the first nine months of FY 2012 was $3.47 million, as compared to a positive amount of $10.01 million used by operating activities for the same period of FY 2011. The decrease in net cash used by operating activities was mainly due to a decrease in accounts receivable. The decrease in accounts receivable had led to an increase in cash flow by $4.63 million. And the decrease in other receivable made an increase by $3.07 million. In addition, there was a further reduction in cash flow by $3.98 million of received in advance and a sharply increase by $6.58 million of paid in advance. On the other hand, this was partially offset by an increase of $1.04 million in the accounts payable. Most of the accounts payable will be due when the mining constructions are completed and inspected by engineers.

As a result, we recorded an increase in cash flow from operations for the nine months ended Dec 31, 2011. The company plans to increase its mining output and separating capacity up to 6,000 tons per day respectively in year 2015. In order to reach the aiming capacity, the company carried out a series of projects early this year, including performing exploration work within its exploration properties, acquiring mines which meet its long-term development strategies, expanding its tunnels, upgrading the ventilation and safety facilities as well as expanding its concentrators. Due to the process dealing with SEC to clear questions for months and the delay of funding from the IPO, the company had to use most of its self-generated cash flow to support these projects.

Net Cash Used In Investing Activities

For the first nine months of FY 2012, we used $0.43 million in investing activities, as compared to $8.44 million used in investing activities in the same period from the previous year. This decrease of cash used was mainly due to construction projects that have been carrying out by schedule.

Net Cash Provided By Financing Activities

For the first nine months of FY 2012, the related party provided us $0.41 million

We generated a net operating profit of approximately $5.06 million for the nine months ended Dec 31, 2011 and $11.21 million for the same period ended Dec 31, 2010.

Off Balance Sheet Arrangement.

None.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (collectively, the “Certifying Officers”) respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Certifying Officers concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2011), our disclosure controls and procedures were not effective as of December 31, 2011.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(25)

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

(26)

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